Form 10-Q
period 1995-05-31
ACR GROUP INC
filed 1995-07-17
CIK 711307

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1995.

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                      Commission file number 0-12490

                            ACR GROUP, INC.
          (Exact name of registrant as specified in its charter)


              Texas                                    74-2008473
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

3200 Wilcrest Drive, Suite 440, Houston, Texas            77042
(Address of principal executive offices)                (Zip Code)

                           (713) 780-8532
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.Yes   X    No
                                      -----      -----

Shares of Common Stock outstanding at June 30, 1995 - 10,246,555.

                      PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     ACR GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                               MAY 31,      FEBRUARY 28,
                                                1995            1995
                                            ------------    ------------
                                            (UNAUDITED)
Current assets:
    Cash                                    $    345,979    $    162,745
    Accounts receivable, net                   6,705,299       4,720,279
    Inventory                                  9,131,836       8,353,511
    Prepaid expenses and other                   226,500         366,888
    Deferred income taxes                        136,000         136,000
                                            ------------    ------------
              Total current assets            16,545,614      13,739,423
                                            ------------    ------------

Property and equipment, net of accumulated
 depreciation                                  1,741,186       1,268,771
Deferred income taxes                            544,000         544,000
Goodwill, net of accumulated amortization      1,375,771       1,384,933
Other assets                                     171,424         194,617
                                            ------------    ------------
                                            $ 20,377,995    $ 17,131,744
                                            ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt    $    689,321    $    686,447
    Accounts payable                           8,447,728       6,738,283
    Accrued expenses and other liabilities       562,060         496,770
                                            ------------    ------------
              Total current liabilities        9,699,109       7,921,500

Long-term debt, less current maturities        5,111,523       3,727,798
                                            ------------    ------------
              Total liabilities               14,810,632      11,649,298
                                            ------------    ------------

Shareholders' equity:
    Common stock                                 102,466         102,466
    Additional paid-in capital                41,427,020      41,427,020
    Accumulated deficit                      (35,962,123)    (36,047,040)
                                            ------------    ------------
              Total shareholders' equity       5,567,363       5,482,446
                                            ------------    ------------
                                            $ 20,377,995    $ 17,131,744
                                            ============    ============

             The accompanying notes are an integral part
              of these condensed financial statements.

                     ACR GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                        MAY 31,
                                              --------------------------
                                                  1995           1994
                                              -----------    -----------
Sales                                         $12,093,847    $ 9,429,373
Cost of sales                                   9,732,205      7,440,299
                                              -----------    -----------
Gross profit                                    2,361,642      1,989,074

Selling, general and administrative expenses   (2,213,867)    (1,796,443)
Income from energy services, net                   55,878         17,605
                                              -----------    -----------

Operating income                                  203,653        210,236

Interest expense                                 (132,731)       (82,918)
Other non-operating income                         13,995          8,082
                                              -----------    -----------

Net income                                    $    84,917    $   135,400
                                              ===========    ===========

Average outstanding common and equivalent
  shares                                       10,627,935     10,464,612
                                              ===========    ===========

Earnings per share                            $       .01     $      .01
                                              ===========    ===========

                The accompanying notes are an integral part
                 of these condensed financial statements.

                     ACR GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                          MAY 31,
                                                --------------------------
                                                    1995          1994
                                                -----------    -----------
Operating activities:
 Net income                                     $    84,917    $   135,400
 Adjustments to reconcile net income to
  net cash (used in) operating activities:
  Depreciation and amortization                     122,114         98,989
  Increase (decrease) from changes in:
   Accounts receivable                           (1,985,020)    (1,103,072)
   Inventory                                       (778,325)    (2,189,247)
   Prepaid expense and other assets                 156,787          7,552
   Accounts payable                               1,709,445      1,641,025
   Accrued expenses and other liabilities            65,290        116,307
                                                -----------    -----------

Net cash used in operating activities              (624,792)    (1,293,046)
                                                -----------    -----------

Investing activities:
 Acquisition of property and equipment             (444,259)      (214,069)
 Proceeds from disposition of assets                    525
                                                -----------    -----------

Net cash used in investing activities              (443,734)      (214,069)
                                                -----------    -----------

Financing activities:
 Proceeds from borrowings                         1,530,594      2,047,166
 Repayment of debt                                 (278,834)      (286,645)
                                                -----------    -----------

Net cash provided by financing activities         1,251,760      1,760,521
                                                -----------    -----------

Net increase in cash and cash equivalents           183,234        253,406
Cash at beginning of year                           162,745         50,279
                                                -----------    -----------

Cash at end of period                           $   345,979    $   303,685
                                                ===========    ===========

Schedule of non-cash investing and financing
 activities:
 Purchase of equipment under capital leases
  (net of cash paid)                             $  134,839    $    31,619


                The accompanying notes are an integral part
                 of these condensed financial statements.

                              ACR GROUP, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1 - BASIS OF PRESENTATION

    The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain balances in the 1994 financial statements have been reclassified to conform to the 1995 presentation. The results of operations for the three month period ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.

    All inventories represent finished goods held for sale.


2 - DEBT

    In March 1995, the Company's revolving line of credit was expanded from $3.5 million to $5 million, and the maturity date extended from June 30, 1996 to February 28, 1997. As of May 31, 1995, the Company had utilized $4.25 million of the credit line, including letters of credit aggregating $600,000. Additional borrowings were used to open two additional branch operations and to pay trade debt incurred to sustain the Company's sales growth.

3 - CONTINGENT LIABILITIES

    The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Atlanta, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of May 31, 1995, the cost of such inventory held in the bonded warehouses was $4,282,996.

                       ACR GROUP, INC. AND SUBSIDIARIES

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MAY 31, 1995 AND MAY 31, 1994

    Net income declined to $84,917 in the quarter ended May 31, 1995, from $135,400 in the quarter ended May 31, 1994, a decrease of 37%. Although sales of each operating company attained record levels, gross margin percentage declined in the face of price competition and the increasing percentage of sales represented by low-margin equipment. During the first quarter of fiscal 1996, the Company also opened two branch operations: a branch of ACR Supply ("ACRS") in McAllen, Texas on the border between Texas and Mexico, and a branch of Total Supply ("TSI") in Forest Park, a suburb south of Atlanta. The McAllen branch is the first operation of ACRS in far south Texas, a region that management that believes can be a significant growth opportunity for the company in the future. The TSI branch is the company's third in the Atlanta trade area and is 50% larger than the other two branches, serving as both the company's administrative headquarters and a warehouse from which the other branches can draw to meet unanticipated inventory needs. Management intends for the new TSI branch to continue this role for future planned additional branches and designed the branch accordingly. Operating losses, including start-up expenses, for the two new branches were approximately $50,000 in the quarter ended May 31, 1995.

    Sales increased 28%, to $12,093,847 for the quarter ended May 31, 1995, compared to $9,429,373 for the quarter ended May 31, 1994. Sales at Valley Supply ("Valley"), which opened in late May 1994, comprised 32% of the increase in 1995. Sales at ACRS, Heating & Cooling Supply ("HCS") and TSI increased 20%, 12% and 23% from 1994 to 1995. The McAllen branch of ACRS was opened in May 1995, and accounted for an insignificant percentage of ACRS's increase in sales. Sales at the new Forest Park branch, which opened in April 1995, accounted for the increase in sales at TSI; however, customers formerly served by the company's other two branches generate as much as 30% of sales at the new branch. Following a record year of sales in fiscal 1995, HCS further enhanced its presence in the commercial HVACR market. Over 50% of the company's sales are now to the commercial sector, substantially all of which has been developed in the past two years. In addition, HCS has successfully marketed the Janitrol brand of HVACR equipment, which is identical to the GMC brand of equipment sold by TSI and Valley. Sales of Janitrol equipment comprised 22% of HCS's total sales in the first quarter of fiscal 1996, from almost none in the same quarter of fiscal 1995.

    The Company's gross margin percentage on sales declined from 21.1% in 1994 to 19.5% in 1995. This trend, which was predicted by the Company, is a result of the increasing percentage of the Company's sales that are generated by TSI and Valley. GMC equipment represents 68% and 87%, respectively, of TSI's and Valley's total sales. The manufacturer of both GMC and Janitrol equipment limits the gross margin that a distributor may charge and still participate in its

                       ACR GROUP, INC. AND SUBSIDIARIES

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MAY 31, 1995 AND MAY 31, 1994 (continued)

distributor rebate program. ACRS also has encountered increasing competitive price pressure in several of its trade areas, and has reduced margins to maintain its market share. Management is constantly examining opportunities to increase the Company's gross margin percentage and does not expect the percentage to decline further from the first quarter of fiscal 1996.

    Selling, general and administrative expenses increased 23% in the quarter ended May 31, 1995 compared to the same quarter of 1994. Such increase reflects the operating expense of Valley and the branches of ACRS and of TSI that were opened during the quarter ended May 31, 1995. As described above, the new branch of TSI was planned to meet expected needs resulting from continued growth of the company. Nevertheless, as a percentage of sales, selling, general and administrative expenses declined from 19.1% in 1994 to 18.3% in 1995. Interest expense increased 60% from 1994 to 1995 (from 0.9% to 1.1% of sales) as a result of the indebtedness incurred by the Company. See Liquidity and Capital Resources, below.

    Net income from energy services increased from $17,605 in 1994 to $55,878 in 1995 as exceptionally moderate weather generated additional energy cost savings. The Company's remaining energy service contracts will begin to expire in the third quarter of fiscal 1996, and will all expire by the end of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital increased from $5,817,923 at February 28, 1995 to $6,846,505 at May 31, 1995, primarily as a result of funds raised through borrowings. In March 1995, the Company's revolving line of credit arrangement with a commercial bank was expanded from $3.5 million to $5 million, and the maturity date extended from June 30, 1996 to February 28, 1997. As of May 31, 1995, the Company had utilized $4.25 million of the credit line, including letters of credit aggregating $600,000. Additional borrowings were used to open the two additional branches described above and to pay trade debt incurred to sustain the Company's sales growth.

    The Company continued to draw funds during the first quarter of fiscal 1996 to pay for construction costs of the new warehouse and office of the Pasadena, Texas branch of ACRS. As of May 31, 1995, the Company had drawn $304,986 of the aggregate $425,000 financing commitment. In accordance with the terms of the loan, the Company began in May 1995 to repay the loan in monthly installments of $2,400. The unpaid balance of the loan matures on April 30, 2000. The Company expects that construction of the building will be completed during July 1995.

                     ACR GROUP, INC. AND SUBSIDIARIES

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

    Higher levels of accounts receivable and inventories at May 31, 1995, compared to such amounts at February 28, 1995, reflect a usual seasonal pattern. The quarterly increase in inventory was significantly greater in fiscal 1995 because the Company received minimal pre-season shipments of equipment inventory compared to fiscal 1996. Including merchandise held on consignment, the Company had approximately 90 days inventory on hand at May 31, 1995.

    Management believes that the availability under the Company's revolving line of credit is adequate to sustain the Company's expected level of operations in fiscal 1996 and, potentially, to finance limited further expansion or the acquisition of a small company. The Company continually examines other business opportunities, including acquisitions, within the HVACR industry.

    The Company has approximately $35 million in tax loss carryforwards and $1.06 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

                         PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  None.

(b) No report on Form 8-K was filed during the quarter ended May 31, 1995.


                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACR GROUP, INC.


     July 17, 1995                     /s/ Anthony R. Maresca
- -----------------------------          ------------------------------
Date                                   Anthony R. Maresca
                                       Senior Vice-President and
                                       Chief Financial Officer