Form 10-Q
period 1995-08-31
ACR GROUP INC
filed 1995-10-16
CIK 711307

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1995.

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________



                       Commission file number 0-12490


                              ACR GROUP, INC.
------------------------------------------------------------------------------
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

                               (713) 780-853
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                    Yes   X     No
                                                          ----- -----

Shares of Common Stock outstanding at September 30, 1995 - 10,246,555.

                       PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                      ACR GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   August 31,     February 28,
                                                      1995            1995
                                                  -----------     ------------
                                                  (Unaudited)
Current assets:
 Cash                                             $   377,301     $   162,745
 Accounts receivable, net                           7,845,662       4,720,279
 Inventory                                          7,794,487       8,353,511
 Prepaid expenses and other                           236,233         366,888
 Deferred income taxes                                136,000         136,000
                                                  -----------     -----------
            Total current assets                   16,389,683      13,739,423
                                                  -----------     -----------
Property and equipment, net of accumulated
  depreciation                                      1,899,080       1,268,771
Deferred income taxes                                 544,000         544,000
Goodwill, net of accumulated amortization           1,366,609       1,384,933
Other assets                                          144,794         194,617
                                                  -----------     -----------
                                                  $20,344,166     $17,131,744
                                                  ===========     ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt             $   685,678     $   686,447
 Accounts payable                                   7,123,877       6,738,283
 Accrued expenses and other liabilities               732,076         496,770
                                                  -----------     -----------
            Total current liabilities               8,541,631       7,921,500

Long-term debt, less current maturities             5,597,093       3,727,798
                                                  -----------     -----------
            Total liabilities                      14,138,724      11,649,298
                                                  -----------     -----------
Shareholders' equity:
 Common stock                                         102,466         102,466
 Additional paid-in capital                        41,427,020      41,427,020
 Accumulated deficit                              (35,324,044)    (36,047,040)
                                                  -----------     -----------
            Total shareholders' equity              6,205,442       5,482,446
                                                  -----------     -----------
                                                  $20,344,166     $17,131,744
                                                  ===========     ===========

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                   Six months ended                 Three months ended
                                       August 31,                       August 31,
                               --------------------------        -------------------------
                                   1995           1994               1995          1994
                               -----------    -----------        -----------   -----------
Sales                          $29,583,522    $22,607,869        $17,489,675   $13,178,496
Cost of sales                   23,892,800     17,889,368         14,160,595    10,449,069
                               -----------    -----------        -----------   -----------
Gross profit                     5,690,722      4,718,501          3,329,080     2,729,427

Selling, general and
  administrative expenses       (4,784,364)    (3,882,429)        (2,570,497)   (2,085,986)
Income from energy services,
  net                               89,137         37,197             33,259        19,592
                               -----------    -----------        -----------   -----------
Operating income                   995,495        873,269            791,842       663,033

Interest expense                  (298,647)      (183,472)          (165,916)     (100,554)
Other non-operating income          33,648         24,777             19,653        16,695
                               -----------    -----------        -----------   -----------
Income before taxes                730,496        714,574            645,579       579,174

Provision for income taxes          (7,500)        (1,000)            (7,500)       (1,000)
                               -----------    -----------        -----------   -----------
Net income                     $   722,996    $   713,574        $   638,079   $   578,174
                               ===========    ===========        ===========   ===========

Average outstanding common
 and equivalent shares          10,587,252     10,626,076         10,558,958    10,740,157
                               ===========    ===========        ===========   ===========
Earning per share              $       .07    $       .07        $       .06   $       .05
                               ===========    ===========        ===========   ===========

                        The accompanying notes are an integral part
                         of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six months ended
                                                             August 31,
                                                      -----------------------
                                                         1995          1994
                                                      ----------   ----------
Operating activities:
  Net income                                          $  722,996   $  713,574
  Adjustments to reconcile net income
    to net cash (used in) operating
    activities:
    Depreciation and amortization                        254,859      210,907
    Increase (decrease) from changes in:
      Accounts receivable                             (3,125,383)  (1,887,144)
      Inventory                                          559,024   (2,439,785)
      Prepaid expense and other assets                   166,890      115,035
      Accounts payable                                   385,594    2,088,112
      Accrued expenses and other liabilities             235,306      268,586
                                                      ----------   ----------
Net cash used in operating activities                   (800,714)    (930,715)
                                                      ----------   ----------
Net cash used in investing activities:
  Acquisition of property and equipment, net            (641,336)    (314,662)
                                                      ----------   ----------
Financing activities:
  Proceeds from borrowings                             2,057,608    2,047,166
  Repayment of debt                                     (401,002)    (425,960)
                                                      ----------   ----------
Net cash provided by financing activities              1,656,606    1,621,206
                                                      ----------   ----------
Net increase in cash and cash equivalents                214,556      375,829
Cash at beginning of year                                162,745       50,279
                                                      ----------   ----------
Cash at end of period                                 $  377,301   $  426,108
                                                      ==========   ==========
Schedule of non-cash investing and
  financing activities:
  Purchase of equipment under capital
    leases (net of cash paid)                         $  211,920   $   51,751



                  The accompanying notes are an integral part
                   of these condensed financial statements.

                                ACR GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1  -  BASIS OF PRESENTATION

      The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain balances in the 1994 financial statements have been reclassified to conform to the 1995 presentation. The results of operations for the three and six-month periods ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

      All inventories represent finished goods held for sale.


2  -  CONTINGENT LIABILITIES

      The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Atlanta, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 1995, the cost of such inventory held in the bonded warehouses was $3,933,799.

                       ACR GROUP, INC. AND SUBSIDIARIES


Item 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994

SIX MONTHS ENDED AUGUST 31, 1995 COMPARED TO 1994

      Net income increased to $722,996 for the six months ended August 31, 1995 (fiscal 1996), compared to $713,574 for the six months ended August 31, 1994 (fiscal 1995), an increase of 1%. Although sales in 1995 have increased substantially from both gains in market share and additional branch operations, lower gross margins and branch start-up costs have combined to restrain growth in net income from the previous year. In each of the Company's geographic markets, growth in sales from 1994 to 1995 is significantly above the industry average of 6% indicated by trade association statistics. Management has designed a strategy that emphasizes growth in market share and branch operations with high sales volume and low overhead costs as a percentage of sales. Management believes that to successfully operate in the current business climate in the HVACR industry may require companies to accept a lower gross margin percentage than has been historically achieved.

      Consolidated sales increased 31% from 1994 to 1995. Increased sales at Valley Supply ("Valley"), which opened in late May 1994, represented 21% of the increase in 1995. Sales at ACR Supply ("ACRS"), Total Supply ("TSI") and Heating & Cooling Supply ("HCS") increased 18%, 52% and 20%, respectively, from 1994 to 1995. The ACRS branch in McAllen, Texas, which opened in May 1995, is not yet profitable and accounted for only 10% of the increase in ACRS's sales. Branches of ACRS located away from metropolitan areas showed the largest increases in sales, as these branches further strengthened their hold in the respective market areas. The increase in sales at TSI is principally attributable to the opening of the Forest Park branch in April 1995. However, all three TSI branches serve the Atlanta trade area, and combined sales at the other two branches were 10% greater than in 1994. Although sales of the GMC line of HVACR equipment remain the staple of the TSI branches, management has continuously worked to expand the breadth of products sold to customers and, in August 1995, products other than GMC equipment for the first time represented 40% of total sales. For the six month period ended August 31, 1995, sales of GMC equipment comprised 69% of total sales, the same as a year earlier. Greater sales of Janitrol equipment, an identical brand to the GMC equipment sold by TSI and Valley, also boosted HCS's sales. In the six month period ended August 31, 1995, HCS's sales of Janitrol equipment surged over 450% compared to same period of 1994. While maintaining its strong customer base in the commercial segment of the HVACR industry, HCS has aggressively marketed Janitrol equipment to the residential homebuilding market. This market continues to be extremely strong in the Las Vegas area, which leads the nation in population growth.

                       ACR GROUP, INC. AND SUBSIDIARIES


Item 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (continued)

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994 (continued)

SIX MONTHS ENDED AUGUST 31, 1995 COMPARED TO 1994 (continued)

      The Company's gross margin percentage on sales declined from 20.9% in 1994 to 19.2% in 1995. This follows the trend predicted by the Company and results from a continual increase in equipment sales, particularly sales of GMC and Janitrol equipment, as a percentage of consolidated sales. ACRS has reduced margins both to maintain market share in metropolitan markets where the company faces intense competitive pressure and to build market share at branch operations where sales are below expectations. Both TSI and Valley have succeeded in enhancing sales of parts and supplies, which generally sell at a higher gross margin than equipment. Thus, TSI has maintained the same gross margin as the prior year, and Valley has increased its gross margin, despite participation in equipment distributor rebate programs which resulted in a lower gross margin on sales of GMC equipment in 1995 than in 1994. As expected, HCS's successful effort to sell Janitrol equipment in the new residential market segment has resulted in a significant decline in the company's gross margin percentage in 1995 compared to 1994.

      Net income from energy services increased 140% from 1994 to 1995 because of both unusually moderate weather during the first quarter of fiscal 1996 and revenue generated by an installed system from which the Company recognized no revenue during the first three quarters of fiscal 1995. The Company's remaining energy service contracts will begin to expire in the third quarter of fiscal 1996, and will all expire by the end of this fiscal year.
Management is engaged in negotiations to extend certain of the contracts; however, it is not possible to predict whether such negotiations will ultimately be successful.

      Selling, general and administrative expenses increased 23% from 1994 to 1995, but expressed as a percentage of sales, such expenses declined from 17.2% in 1994 to 16.2% in 1995. Increased expenses include the costs of opening new branch operations, in addition to certain variable costs that are proportional to sales volume. Interest expense increased 63% from 1994 to 1995 (from 0.8% to 1.0% of sales), as a result of additional indebtedness incurred by the Company. See Liquidity and Capital Resources, below.

      The Company has estimated its effective tax rate for 1995 based on its expected alternative minimum tax liability. The Company has approximately $34 million in net operating loss carryforwards and $1,060,000 in tax credit carryforwards. The Company believes that the best estimate of the expected benefit to be realized from the future use of such loss and credit carryforwards is unchanged from the estimate made as of February 28, 1995.

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (continued)

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994 (continued)

THREE MONTHS ENDED AUGUST 31, 1995 COMPARED TO 1994

      Much of the preceding analysis with respect to the six-month periods ended August 31, 1995 and 1994 is applicable to the three-month periods then ended. Net income increased 10%, from $578,174 in 1994 to $638,079 in 1995. With sales consisting predominantly of air conditioning products because of its geographic concentration in the Sun Belt, the Company's sales and results of operations are subject to significant seasonal fluctuations. In the Company's fiscal year, the second quarter ending August 31 is the most profitable and has the greatest sales volume.

      Consolidated sales increased 33% from 1994 to 1995, with sales at ACRS, TSI, HCS and Valley increasing 17%, 76%, 27% and 83%, respectively. Contributing to the increase in TSI's sales compared to 1994 was the severe flooding in Georgia during July 1994, which hindered new residential construction considerably. The increase in HCS's sales was notable because sales in the quarter ended August 31, 1994 had been 60% above the previous year. HCS's sales in the month of August 1995 exceeded its best previous month by almost 50%. The record hot weather experienced in the midwestern and northeastern states during August 1995 had little impact in the Company's markets, where August temperatures were normal to slightly above normal.

      Gross margin percentage in the quarter ended August 31, 1995 was 19%, compared to 20.7% in 1994. Gross margin percentage has declined for the reasons stated above, but is generally lowest in the second quarter of the fiscal year because of a higher proportion of equipment sold than in any other quarter. In addition, a substantial portion of the increase in HCS's sales during the quarter consisted of Janitrol equipment, which was sold at low margins.

      Selling, general and administrative expenses increased 23% from 1994 to 1995, consistent with the year-to-date increase. As a percentage of sales, selling, general and administrative expenses declined from 15.8% in 1994 to
14.7% in 1995.   Interest expense increased 65%  from 1994 to 1995 because of additional borrowings used for working capital to support the overall growth of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital increased from $5,817,923 at February 28, 1995 to $7,848,052 at August 31, 1995, from both current year earnings and funds raised through borrowings. In March 1995, the Company's revolving line of credit arrangement with a commercial bank ("Bank") was increased from $3.5 million to $5 million, and the maturity date extended from June 30, 1996 to February 28, 1997. As of August 31, 1995, the Company had utilized $4.65 million of the

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

credit line, including letters of credit aggregating $600,000. Additional borrowings were used to open the two additional branches described above and for working capital required to sustain the Company's sales growth.

      During July 1995, construction of the new warehouse and office of the Pasadena, Texas branch of ACRS was substantially completed. As of August 31, 1995, the Company had drawn all of the aggregate $432,000 financing commitment. In accordance with the terms of the loan, in May 1995 the Company began to repay the loan in monthly installments of $2,400, plus interest.

      Higher levels of accounts receivable at August 31, 1995, compared to such amounts at February 28, 1995, reflect a usual seasonal pattern. Beginning in August 1995, management emphasized reduction of inventories in anticipation of slower sales in the last two quarters of the fiscal year. Including merchandise held on consignment, the Company had approximately 105 days inventory on hand at August 31, 1995.

      The Company has entered into a letter of intent to acquire an HVACR distributor with two branches in southern Georgia. The effective date of the acquisition will be October 1, 1995, and management expects to close the transaction during October. Upon consummation of this transaction, Total Supply will have the franchise to distribute the GMC brand of HVACR equipment in virtually the entire state of Georgia. The approximately $105,000 required for the purchase price will come from either the Company's existing cash balances or its line of credit.

      Management is engaged in preliminary discussions with certain lenders, including the Bank, to increase further the Company's borrowing capacity. Management believes that the Company's profitability and its base of accounts receivable and inventory, which is available as collateral, will enable the Company to borrow additional funds that may be needed to sustain its growth. However, the Company has no firm financing commitments and there are no assurances that management's efforts to secure additional financing will ultimately be successful.

      The Company continues to review other business opportunities, including possible acquisitions. Additional financing would be required in connection with a sizable acquisition but no arrangements are in place for any such financing.

      The Company has approximately $34 million in tax loss carryforwards and $1.06 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

                          PART II - OTHER INFORMATION



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.  None.

(b) No report on Form 8-K was filed during the quarter ended August 31, 1995.







                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ACR GROUP, INC.





   October 16, 1995                 /s/ Anthony R. Maresca
-----------------------------       -----------------------------------------
Date                                Anthony R. Maresca
                                    Senior Vice-President and
                                    Chief Financial Officer