Form 10-Q
period 1995-11-30
ACR GROUP INC
filed 1996-01-16
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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

                                 (713) 780-8532
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.                                        Yes   X    No
                                                                  ---      ---

Shares of Common Stock outstanding at December 31, 1995 - 10,246,555.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  NOVEMBER 30,    FEBRUARY 28,
                                                      1995            1995
                                                 ------------    ------------
                                                  (UNAUDITED)
Current assets:
     Cash                                        $    369,795    $    162,745
     Accounts receivable, net                       6,984,251       4,720,279
     Inventory                                      7,796,461       8,353,511
     Prepaid expenses and other                       228,761         366,888
     Deferred income taxes                            136,000         136,000
                                                 ------------    ------------

             Total current assets                  15,515,268      13,739,423
                                                 ------------    ------------

Property and equipment, net of accumulated
  depreciation                                      1,985,508       1,268,771
Deferred income taxes                                 544,000         544,000
Goodwill, net of accumulated amortization           1,452,584       1,384,933
Other assets                                          130,066         194,617
                                                 ------------    ------------

                                                 $ 19,627,426    $ 17,131,744
                                                 ------------    ------------
                                                 ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt        $    727,816    $    686,447
     Accounts payable                               6,223,364       6,738,283
     Accrued expenses and other liabilities           711,621         496,770
                                                 ------------    ------------

             Total current liabilities              7,662,801       7,921,500

Long-term debt, less current maturities             5,839,713       3,727,798
                                                 ------------    ------------

             Total liabilities                     13,502,514      11,649,298
                                                 ------------    ------------

Shareholders' equity:
     Common stock                                     102,466         102,466
     Additional paid-in capital                    41,427,020      41,427,020
     Accumulated deficit                          (35,404,574)    (36,047,040)
                                                 ------------    ------------

             Total shareholders' equity             6,124,912       5,482,446
                                                 ------------    ------------

                                                 $ 19,627,426    $ 17,131,744
                                                 ------------    ------------
                                                 ------------    ------------

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                        NINE MONTHS ENDED                  THREE MONTHS ENDED
                                           NOVEMBER 30,                        NOVEMBER 30,
                                   --------------------------         --------------------------
                                       1995          1994                 1995           1994
                                   -----------    -----------         -----------    -----------
Sales                              $43,540,915    $32,648,383         $13,957,393    $10,040,514
Cost of sales                       35,290,889     25,933,813          11,398,089      8,044,445
                                   -----------    -----------         -----------    -----------

Gross profit                         8,250,026      6,714,570           2,559,304      1,996,069

Selling, general and
  administrative expenses           (7,279,767)    (5,781,351)         (2,495,403)    (1,898,922)
Income from energy services,
  net                                  111,649         76,913              22,512         39,716
                                   -----------    -----------         -----------    -----------

Operating income                     1,081,908      1,010,132              86,413        136,863

Interest expense                      (476,075)      (311,821)           (177,428)      (128,349)
Other non-operating income              52,565         53,070              18,917         28,293
                                   -----------    -----------         -----------    -----------

Income (loss) before taxes             658,398        751,381             (72,098)        36,807

Provision for income taxes             (15,932)        (2,000)             (8,432)        (1,000)
                                   -----------    -----------         -----------    -----------

Net income (loss)                  $   642,466    $   749,381         $   (80,530)   $    35,807
                                   -----------    -----------         -----------    -----------
                                   -----------    -----------         -----------    -----------

Average outstanding common
     and equivalent shares          10,573,296     10,626,076          10,529,069     10,651,798
                                   -----------    -----------         -----------    -----------
                                   -----------    -----------         -----------    -----------

Earnings (loss) per share          $       .06    $       .07         $      (.01)   $       .00
                                   -----------    -----------         -----------    -----------
                                   -----------    -----------         -----------    -----------


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            NOVEMBER 30,
                                                    ------------------------
                                                        1995        1994
                                                    ----------   ----------

Operating activities:
  Net income                                       $   642,466   $   749,381
  Adjustments to reconcile net income
    to net cash (used in) operating
    activities:
    Depreciation and amortization                      393,636       327,571
    Increase (decrease) from changes in:
      Accounts receivable                           (2,022,239)   (1,077,967)
      Inventory                                        729,669    (2,193,172)
      Prepaid expense and other assets                 216,076       123,197
      Accounts payable                                (891,087)      704,149
      Accrued expenses and other liabilities           193,799       135,526
                                                   -----------   -----------


Net cash used in operating activities                 (737,680)   (1,231,315)
                                                   -----------   -----------

Investing activities:
  Acquisition of property and equipment, net          (759,968)     (365,251)
  Payments to seller and for acquisition costs
    in excess of cash acquired                         (35,000)
                                                   -----------   -----------

Net cash used in investing activities                 (794,968)     (365,251)
                                                   -----------   -----------

Financing activities:
  Proceeds from borrowings                           2,445,019     2,570,051
  Repayment of debt                                   (705,321)     (538,859)
                                                   -----------   -----------

Net cash provided by financing activities            1,739,698     2,031,192
                                                   -----------   -----------

Net increase in cash and cash equivalents              207,050       434,626
Cash at beginning of year                              162,745        50,279
                                                   -----------   -----------

Cash at end of period                              $   369,795   $   484,905
                                                   -----------   -----------
                                                   -----------   -----------

Schedule of non-cash investing and
  financing activities:
  Purchase of equipment under capital
    leases (net of cash paid)                      $   228,255   $    86,959
  Acquisition of subsidiary:
    Liabilities in excess of assets acquired            31,436
    Goodwill                                            96,437
    Note payable to seller                              30,000


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                  ACR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1  -  BASIS OF PRESENTATION

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain balances in the 1994 financial statements have been reclassified to conform to the 1995 presentation. The results of operations for the three and nine-month periods ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     All inventories represent finished goods held for sale.


2  -  ACQUISITION

     In October 1995, the Company purchased all of the outstanding capital stock of an HVACR wholesale distributor located in south Georgia. At closing, the Company paid $75,000 cash and issued a note for $30,000 to the seller. The note bears interest at 9% per annum and is payable in full, with accrued interest, on September 30, 1996.


3  - CONTINGENT LIABILITIES

     The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 1995, the cost of such inventory held in the bonded warehouses was $7,662,076.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994

NINE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO 1994

     For the nine-month period ended November 30, 1995 (fiscal 1996), net income decreased to $642,866, or 14%, compared to $749,381 for the nine months ended November 30, 1994. Despite significantly greater sales volume, lower gross margins, expenses associated with opening additional branch operations and higher interest costs resulted in the decline in net income. As reported previously, management has successfully focused on increasing the market shares of each of its operating companies and structuring these companies to facilitate a continued high growth rate. During fiscal 1996, the Company has opened three additional branches and acquired two other branches, bringing the total number of branch operations to 21.

     Consolidated sales increased 33% from 1994 to 1995. Increased sales at Valley Supply ("Valley"), which opened in May 1994, represented 14% of the increase in 1995. Sales at ACR Supply ("ACRS"), Total Supply ("TSI") and Heating & Cooling Supply ("HCS") increased 19%, 65% and 33%, respectively, from 1994 to 1995. Excluding sales at its McAllen, Texas branch, which opened in May 1995, ACR's sales increased 16% from 1994 to 1995, as all but three branches attained sales increases above 5%. Sales at the two branches of TSI open more than one year have increased 9% in 1995 compared to 1994; the remaining increase is attributable to both the opening of the Forest Park branch in April 1995 and the acquisition of two branches in south Georgia in October 1995. Sales at HCS continued to surge largely because of increased sales of its Janitrol brand of HVACR equipment in the residential new construction market.

     The Company's gross margin percentage on sales declined from 20.6% in 1995 to 18.9% in 1995, a continuing trend resulting from the fact that an increasing percentage of consolidated sales are generated at TSI, VSI and HCS, which all sell the GMC and Janitrol brands of HVACR equipment. In 1995, sales at these three subsidiaries represented 44% of consolidated sales compared to 37% in 1994. Sales at the recently-acquired south Georgia branches of TSI presently consist of 90% GMC equipment and only 10% parts and supplies, compared to 35% parts and supplies at the other TSI branches. By spring 1996, these two branches will be stocked with the same parts and supplies as other TSI branches. As reported in earlier quarters in fiscal 1996, ACRS has reduced its margins both to maintain market share in metropolitan markets where there is intense competitive pressure and to build market share at new branches and branches where sales are below management's expectations. At HCS, the increase in equipment sales to the residential new construction market has resulted in a significant decline in the company's gross margin percentage in 1995 compared to 1994.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994 (continued)

NINE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO 1994 (continued)

     Net income from energy services increased 45% from 1994 to 1995 because of revenue generated by an installed system from which the Company recognized no revenue during the first three quarters of fiscal 1995. Pursuant to their terms, all of the Company's energy service contracts would expire in the fourth quarter of fiscal 1996. However, the Company's customers have informed management of their desire to extend the contracts on a short-term basis. Accordingly, management believes that the Company will realize energy service revenues at least through the first quarter of fiscal 1997.

     Selling, general and administrative expenses increased 26% from 1994 to 1995, but expressed as a percentage of sales, such expenses declined from 17.7% in 1994 to 16.7% in 1995. Increased expenses include the costs of opening new branch operations, in addition to certain variable costs such as sales commissions and delivery expense that are proportional to sales volume. Interest expense increased 53% from 1994 to 1995 (from 1.0% to 1.1% of sales), as a result of additional indebtedness incurred by the Company. See Liquidity and Capital Resources, below.

     Provision for income taxes includes both federal and state income taxes. The Company has estimated its effective tax rate for 1995 based on its expected alternative minimum tax liability. The Company has approximately $34 million in net operating loss carryforwards and $1.06 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future. The Company believes that the best estimate of the expected benefit to be realized from the future use of such loss and credit carryforwards is unchanged from the estimate made as of February 28, 1995.

THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO 1994

     Much of the preceding analysis with respect to the nine-month periods ended November 30, 1995 and 1994 is applicable to the three-month periods then ended. For the three months ended November 30, 1995, the Company had a net loss of $(80,530) compared to net income of $35,807 for the three months ended November 30, 1994. The decline in net income for the quarter was a result of the same factors that caused net income to decline for the nine-month period ended November 30, 1995.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994 (continued)

THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO 1994 (continued)

     Consolidated sales increased 39% from 1994 to 1995, with sales at ACRS, TSI, HCS and Valley increasing 19%, 92%, 59% and 18%, respectively. Excluding the effect of the south Georgia branches acquired in October 1995, TSI's sales would have increased 61%. HCS attained its greatest ever quarterly sales, bolstered by sales of Janitrol equipment that represented 40% of total sales. Gross margin percentage in the quarter ended November 30, 1995 declined to 18.3%, compared to 19.9% in 1994, for the reasons stated above.

     Selling, general and administrative expenses increased 31% from 1994 to 1995, slightly exceeding the rate of increase for the nine-month period, because of the greater percentage increase in sales for the quarter, expenses associated with the acquired south Georgia branches and expenses incurred in preparing to open a north Georgia branch of TSI. As a percentage of sales, selling, general and administrative expenses declined from 18.9% in 1994 to 17.9% in 1995. Interest expense increased 38% from 1994 to 1995 because of additional borrowings used for working capital to support the overall growth of the Company.

     With sales consisting predominantly of air conditioning products because of the Company's geographic concentration in the Sun Belt, the Company's sales and results of operations are subject to significant seasonal fluctuations. In the Company's fiscal year, the second quarter is the most profitable and has the greatest sales volume; the fourth quarter is the least profitable and has the lowest sales volume.

     TSI's acquisition of Sweet Georgia Air Supply, Inc. in October 1995 not only added two branch operations to TSI, but more significantly, gave TSI the distribution rights for the GMC brand of HVACR equipment in the area of Georgia south of Atlanta, so that TSI now has the GMC distribution franchise for virtually the entire state of Georgia. Management believes that this area may potentially support up to four additional branches. As stated above, the two acquired branches presently sell HVACR equipment almost exclusively, and management intends to augment the inventory at these branches with the parts and supplies sold by other TSI branches as quickly as possible. With the addition of a full line of parts and supplies to their inventory, the gross margin percentage at these branches should also increase to that of the other TSI branches.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994 (continued)

THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO 1994 (continued)

     The Company has entered into a letter of intent to acquire a company based in Tennessee ("ETI"), which designs and assembles control panels for commercial buildings and also distributes commercial controls parts and supplies to industrial and institutional users and other HVACR distributors. ETI has exclusive franchises to distribute various Honeywell product lines in Tennessee and certain surrounding areas. ETI's primary business is more technically demanding than that of the Company's other operations and, accordingly, ETI realizes a higher gross margin percentage on its sales, which will slightly exceed $2 million during calendar 1995. Management plans to provide additional financing to ETI in order to more fully capitalize on its exclusive franchises and expects to utilize some of the ETI's technical capability to develop opportunities at its other operations. In addition, the Company may add other HVACR products to ETI's inventory in order to broaden the range of products that ETI can sell to its customer base. Management expects to complete the acquisition of ETI in the fourth quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $3,337,941 at February 28, 1995 to $7,852,467 at November 30, 1995, from both current year earnings and funds raised through borrowings. In March 1995, the Company's revolving line of credit arrangement with a commercial bank ("Bank") was increased from $3.5 million to $5 million, and the maturity date extended from June 30, 1996 to February 28, 1997. As of November 30, 1995, the Company had used $4.9 million of its credit line, including issuing letters of credit aggregating $600,000. During fiscal 1996, the Company also fully utilized financing of $432,000 provided by the Bank for the construction of a new warehouse and office for the Pasadena, Texas branch of ACRS. In accordance with the terms of the loan, the Company began in May 1995 to repay the loan in monthly installments of $2,400, plus interest.

     Higher levels of accounts receivable at November 30, 1995, compared to such amounts at February 28, 1995, reflect a usual seasonal pattern. Excluding merchandise held on consignment, the Company had approximately 100 days inventory on hand at November 30, 1995.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (continued)

     Management estimates that the purchase price of the contemplated acquisition of ETI, as described above, will be approximately $260,000, depending on ETI's shareholders' equity as of December 31, 1995, and certain other factors relating to ETI's accounts receivable and inventory. 80% of the purchase price will be financed by the selling shareholders, to be repaid over four years. The cash required to consummate the acquisition will come from the Company's existing cash balances.

     Management has received preliminary proposals from prospective lenders, including the Bank, to increase the Company's current borrowing capacity by 30% to 60%, based upon the existence of accounts receivable and inventory as collateral for such borrowings. Management believes that a firm commitment for additional financing will be concluded during the fourth quarter of fiscal 1996, and that such financing will be adequate to sustain the Company's present growth rate through fiscal 1997. However, there are no assurances that management's efforts to secure additional financing will ultimately be successful or that, even if additional financing is obtained, the Company will be able to maintain its present growth rate.

                           PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27: Financial Data Schedule

(b)  No report on Form 8-K was filed during the quarter ended November 30, 1995.







                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ACR GROUP, INC.




   January 16, 1996                   /s/ Anthony R. Maresca
-----------------------               ----------------------------------
Date                                  Anthony R. Maresca
                                      Senior Vice-President and
                                      Chief Financial Officer