Form 10-K
period 1996-02-29
ACR GROUP INC
filed 1996-05-29
CIK 711307

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549




                                      FORM 10-K
                    Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Fiscal Year Ended                                Commission File Number
February 29, 1996                                                0-12490


                                   ACR GROUP, INC.
                (Exact name of registrant as specified in its Charter)



               Texas                                            74-2008473
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                3200 Wilcrest Drive, Suite 440, Houston, Texas  77042
                 (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code:     (713) 780-8532

          Securities registered pursuant to Section 12(b) of the Act:  None
             Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, par value $.01 per share
                                   (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by nonaffiliates of the registrant on April 30, 1996 was $5,054,708. The aggregate market value was computed by reference to the last trading price as reported on the National Association of Securities Dealers Automated Quotation System. For the purposes of this response, Executive Officers, Directors and holders of more than 10% of the Registrant's common stock are considered affiliates of the registrant.

    The number of shares outstanding of the registrant's common stock as of April 30, 1996: 10,246,555 shares

                         DOCUMENTS INCORPORATED BY REFERENCE
    The registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 1996 is incorporated by reference in answer to
Part III of this report.

                                  TABLE OF CONTENTS
                                                                           PAGE
PART I

    Item 1.   Business                                                       4

    Item 2.   Properties                                                     9

    Item 3.   Legal Proceedings                                              9

    Item 4.   Submission of Matters to a Vote of
              Security-Holders                                               9
PART II

    Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters                               10

    Item 6.   Selected Financial Data                                       10

    Item 7.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                    12

    Item 8.   Financial Statements and Supplementary
              Data                                                          18

    Item 9.   Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                                    36
PART III

    Item 10.  Directors and Executive Officers of the
              Registrant                                                    36

    Item 11.  Executive Compensation                                        36

    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management                                         36

    Item 13.  Certain Relationships and Related
              Transactions                                                  36
PART IV

    Item 14.  Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K                            37

                                        PART I

ITEM 1.  BUSINESS.

GENERAL

    ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the "Company" or "ACRG") is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started up five other HVACR distribution companies and now has 27 branch operations in five states. The Company plans to continue expanding in the Sunbelt of the United States, both through acquisitions and business startups.

THE HVACR INDUSTRY

    The Company's interest in the HVACR distribution industry is a direct result of the business experience of its Chairman and President, Alex Trevino, Jr., who has been associated with the industry for over thirty years in varying capacities, first as owner of his own distribution company and then as president of various successor companies following the sale of his business.

    The Company sells supplies and equipment to installing contractors and dealers and to other technically trained customers responsible for the installation, repair and maintenance of HVACR systems. Maintenance of a large and diverse inventory base is an important element in the Company's sales.

    The HVACR supply industry is segmented into discrete categories. First, it serves both commercial and residential HVACR businesses. Each of these segments is further divided into two markets - new construction sales and replacement and/or repair sales. Some companies choose to specialize in serving the new construction markets while others focus on the repair/replacement market, commonly referred to as the "aftermarket." ACRG is not oriented toward any particular segment but instead concentrates on acquiring and developing profitable businesses in the Sunbelt region of the United States which have a significant market share within their segment of the HVACR distribution industry. The Company believes that its growth strategy is appropriate in view of the competitive nature of the HVACR industry and the continuing consolidation in that industry, discussed below.

    There are many manufacturers of products used in the HVACR industry, and no single manufacturer dominates the market for a range of products. Some manufacturers limit the number and territory of wholesalers that may distribute their products, but exclusivity is rare. Many manufacturers will generally permit any distributor who satisfies customary commercial credit standards to sell their products. In addition, there are some manufacturers, primarily of equipment, that distribute their own products through factory branches. The widespread availability of HVACR products to distributors results in significant competition. There are several thousand HVACR wholesale distributors in the United States, and there is no single company or group of companies that dominates the HVACR distribution industry. The industry traditionally has been characterized by closely-held businesses with operations limited to local or regional geographic areas; however, a process of consolidation in this industry is ongoing, as many of these companies reach maturity and face strategic business issues such as ownership succession, changing markets and lack of capital to finance growth. Management's goal is to attract the present owners and management of such businesses by offering certain advantages related to economies of scale: lower cost of products from volume purchasing, new product lines, and financial, administrative and technical support.

    The Company believes that investing in the HVACR distribution industry has fewer economic risks than many other industries. Although the HVACR industry is affected by general economic conditions such as cycles in new home construction, sales of replacement equipment and repair parts for the existing base of installed air conditioning and heating systems provides a cushion against economic swings. The aftermarket is far less susceptible to changes in economic conditions than the new construction market and now represents approximately 65% of all units installed annually. This percentage should continue to increase as the base of installed systems expands. Much of the HVACR industry is also seasonal; sales of air conditioning and heating systems are generally largest during the times of the year when climatic conditions require the greatest use of such systems. Sales of refrigeration systems, which are generally to commercial customers, are subject to less seasonality.

Investments in HVACR Distribution Companies:

    ACR SUPPLY, INC.

    The Company acquired ACR Supply, Inc. ("ACRS") effective February 28, 1993, after providing ACRS management services, loans and guarantees from 1991. ACRS now has twelve branches in Texas and one in Louisiana. Most of ACRS's branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets. The San Antonio branch, which opened in April 1993, and the McAllen, Texas branch, which opened in 1995, have not attained a significant market share.

    ACRS sells primarily to licensed contractors serving the residential and light commercial (restaurants, strip shopping centers, etc.) markets. The company's sales mix is approximately 34% equipment and 66% parts and supplies, with the equipment and parts generally directed to the aftermarket and the supplies used principally in new construction.

    HEATING AND COOLING SUPPLY, INC.

    The Company acquired Heating and Cooling Supply, Inc. ("HCS") in 1990. HCS operates from one location in Las Vegas, Nevada. There are approximately 20 wholesale HVACR distributors in the Las Vegas area that are considered by management to be competitors of HCS. Management believes that HCS is in the top quarter of such distributors in terms of annual sales from branch operations in the local area.

    Both the residential and commercial new construction markets have flourished in Las Vegas in recent years, and approximately 80% of HCS's sales are in the new construction markets. HCS has successfully expanded its business in the commercial HVACR market by emphasizing the company's capabilities in both the plan and specifications market and the specialty products market. HCS's proficiency in these two niches distinguishes it from most other HVACR distributors and, as a result, sales to commercial accounts were approximately 40% of total sales at the end of fiscal 1996.

    In 1994, HCS was granted a franchise to distribute the Janitrol brand of HVACR equipment in the Las Vegas trade area. The Janitrol brand is positioned in the industry as a low-cost, high-quality product for the residential market, and is a companion brand to GMC, which the Company has marketed successfully in Georgia. Both brands are manufactured by Goodman Manufacturing Company in Houston. In fiscal 1996, HCS's sales of Janitrol equipment increased to 36% of total sales, compared to 9% in fiscal 1995. Management is continuing to promote Janitrol products to attract customers that serve the HVACR aftermarket.

    TOTAL SUPPLY, INC.

    In 1990, the Company organized Total Supply, Inc. ("TSI") to fabricate air conditioning ductwork out of fiber glass ductboard, and in 1992 converted the company's business to HVACR wholesale distribution. In December 1992, TSI was granted the distribution rights for the GMC brand of HVACR equipment in the Atlanta trade area. The Atlanta area is consistently in the top three geographic markets for installation of new HVACR systems, and GMC equipment is well suited for new construction because of its very competitive price and excellent warranty.

    TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company's sales mix is approximately 68% equipment and 32% parts and supplies.

    At the end of fiscal 1995, TSI had two branches, both located in the Atlanta metropolitan area. In fiscal 1996, two additional branches of TSI were opened in the Atlanta area. Additionally, in October 1995, TSI acquired Sweet Georgia Air Supply, Inc., an HVACR distributor with two branch operations and the rights to distribute GMC equipment in most of the area of Georgia south of Atlanta. TSI now has the GMC distribution rights for virtually the entire state of Georgia.

    VALLEY SUPPLY, INC.

    In 1994, the Company organized Valley Supply, Inc. ("VSI") as an HVACR distributor in the Memphis, Tennessee trade area, which includes southwestern Tennessee, northern Mississippi and western Arkansas. The Company was granted the franchise to distribute the GMC line of equipment within this trade area, succeeding another distributor which ceased business operations. VSI employs most of the key personnel from that former GMC distributor. Approximately 85% of VSI's sales consisted of GMC equipment in fiscal 1996. Management is continuing increase the breadth of parts and supplies stocked at VSI, in order to increase the percentage of total sales of these higher margin products. In April 1996, the Company opened a second branch of VSI in Memphis to serve the southern section of the city and the north Mississippi trade area.

    ENER-TECH INDUSTRIES, INC.

    Effective January 1, 1996, the Company acquired Ener-Tech Industries, Inc. ("ETI"), an HVACR distributor with one branch in Nashville, Tennessee. Unlike the Company's other HVACR distribution operations, ETI specializes in an industry segment. ETI sells controls and control systems to commercial and industrial end-users, HVACR contractors, dealers and other distributors. ETI also designs and assembles control systems used in commercial applications such as hospitals, restaurants and supermarkets. Such control systems perform a variety of functions including temperature control and monitoring, lighting control and energy management.

    ETI is an authorized distributor for Honeywell, Inc. for much of Tennessee and parts of Kentucky. By providing engineering services and assembly processes for its customers in connection with the sale of control systems, ETI obtains a higher gross margin on its sales that the Company's other distribution businesses. Additionally,

    ETI's sales tend to be greater in the cooler seasons of the year, when gas controls are in higher demand. The Company plans to expand ETI's market presence within its Honeywell authorized territory initially by establishing a physical association with VSI in Memphis.

    FLORIDA COOLING SUPPLY, INC.

    In March 1996, the Company organized Florida Cooling Supply, Inc. ("FCS") and in April 1996, opened four branch operations in central Florida. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. FCS is managed by two persons with extensive industry experience in FCS's trade area. The Company has not secured the rights to distribute a full line of HVACR equipment at FCS, but believes that it will obtain such rights for a major brand of equipment in fiscal 1997. However, such rights are not a prerequisite to the expected profitability of FCS.

ENERGY SERVICE BUSINESS

    In the early 1980's, the Company's primary business was the design, installation and management of integrated systems intended to reduce energy costs ("Systems") for users of commercial, industrial and institutional facilities ("Users"). ACRG did not install any new Systems after 1985.
Pursuant to contracts between the Company and the Users, Users pay ACRG a specified percentage of the utility cost savings attributable to the System over the term of the contract. The Company's contracts for its remaining Systems all expired during fiscal 1996. The Users declined to extend the contracts; however, the Company continues to manage 15 Systems under contract with two Users on a month to month basis. The Company cannot predict for how long such an informal arrangement may continue.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

    NAME                AGE             POSITION WITH THE COMPANY

Alex Trevino, Jr.       59        Chairman of the Board and President

Anthony R. Maresca      45        Senior Vice President, Secretary, Treasurer,
                                  and Chief Financial Officer

    Alex Trevino, Jr. has served as Chairman of the Board since 1988, and as President and Chief Executive Officer of the Company since July 1990. From February 1990 until his date of employment, he was a consultant to the Company. From September 1987 to

February 1990, he served as President of Western Operations of the Refrigeration and Air Conditioning Group of MLX Corporation (now Pameco Corporation), which is a national distributor of HVACR equipment and supplies.

    Anthony R. Maresca has been employed by the Company since June 1985, serving as Corporate Controller until November 1985 when he was promoted to Senior Vice President, Chief Financial Officer and Treasurer. Mr. Maresca is a certified public accountant.

EMPLOYEES

    As of February 29, 1996, the Company and its subsidiaries had approximately 170 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. None of the Company's employees are represented by any collective bargaining units. Management considers the Company's relations with its employees to be good.

ITEM 2.  PROPERTIES.

    The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms. Generally, a branch location will contain 10,000 to 20,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary's corporate office will be larger. In 1995, the Company completed construction of an 18,000 square foot warehouse for the Pasadena, Texas branch of ACRS. In April 1996, the Company acquired land in Temple, Texas to construct a building that will replace the existing leased premises. The Company is considering the sale of the Temple property to parties who would construct the building and lease it to the Company under a long-term arrangement.

ITEM 3.  LEGAL PROCEEDINGS.

    As of February 29, 1996 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 1996.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Company's common stock trades on the NASDAQ small-cap market under the symbol "ACRG." The table below sets forth the high and low sales prices based upon actual transactions.

                                                 HIGH                LOW
                                                ------              -----
       Fiscal Year 1996
               1st quarter ended 5/31/95       $1 1/16              $ 21/32
               2nd quarter ended 8/31/95         13/16                  5/8
               3rd quarter ended 11/30/95          7/8                  1/2
               4th quarter ended 2/29/96         13/16                  1/2

       Fiscal Year 1995
               1st quarter ended 5/31/94       $   7/8              $   3/8
               2nd quarter ended 8/31/94         15/16                  5/8
               3rd quarter ended 11/30/94          7/8                  5/8
               4th quarter ended 2/28/95           3/4                 7/16


    As of April 30, 1996, there were 569 holders of record of the Company's common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

    The Company has never declared or paid cash dividends on its common stock. The Company's loan agreements with two lenders each expressly prohibit the payment of dividends by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data of the Company have been derived from the consolidated financial statements. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Report. As of February 28, 1993, the Company acquired ACR Supply, Inc.; the accounts of ACRS are consolidated in the Balance Sheet Data presented herein as of such date. The results of operations of ACRS are included in the Income Statement Data only for the fiscal years ending after February 28, 1993. The Company has never paid any dividends. See Management's Discussion and Analysis - Results of Operations - Fiscal 1995 Compared to Fiscal 1994 for a discussion of the change in accounting for income taxes.


                                                    (In thousands except per share data)
                                                           Year Ended
                                                  --------------------------------
                                                 February 29,       February 28,              Year Ended June 30,
                                                  ------------    ----------------            ---------------------
Income Statement Data:                               1996         1995        1994      1993 *     1992       1991
                                                  ------------   ------      ------    -------    ------     ------
Sales                                               $56,500    $41,281     $30,862     $3,192    $5,900    $4,857
Gross profit                                         10,721      8,563       6,738        807     1,334     1,153
Operating income (loss)                                 765        945         615        185      (635)     (904)
                                                     -------    -------     -------     ------    ------    ------
Income (loss) before income
  taxes, extraordinary item
  and cumulative effect of
  an accounting change                                  199        562         443        219      (267)     (437)
Income taxes                                            (15)        (4)         (9)       (71)      -         (29)
Extraordinary item                                      -          -           -           71       -         -
Cumulative effect of an
  accounting change                                     -          -           680        -         -         -
                                                     -------    -------     -------     ------    ------    ------

Net income (loss)                                   $   184    $   558     $ 1,114     $  219    $ (267)   $ (466)
                                                     -------    -------     -------     ------    ------    ------
                                                     -------    -------     -------     ------    ------    ------
Amounts per share:
  Earnings (loss) before
    extraordinary item and
    cumulative effect of
    an accounting change                                .02        .05         .04        .02    $ (.04)   $ (.07)
  Extraordinary item                                    -          -           -          .01       -         -
  Cumulative effect of an
    accounting change                                   -          -           .07        -         -         -
                                                     -------    -------     -------     ------    ------    ------

  Net earnings (loss)                                $  .02     $  .05      $  .11      $ .03    $ (.04)   $ (.07)
                                                     -------    -------     -------     ------    ------    ------
                                                     -------    -------     -------     ------    ------    ------



                                                               As of
                                                  -------------------------------------------
                                                  February 29,       February 28,                 As of June 30,
                                                  ------------    ----------------------------   -----------------
Balance Sheet Data:                                   1996        1995        1994      1993 *    1992       1991
                                                  ------------   ------      ------    -------   ------     ------
Working capital                                     $ 8,118    $ 5,818     $ 3,338     $1,945    $1,524    $1,792

Total assets                                         22,010     17,131      13,024      9,974     4,755     5,549

Long-term obligations                                 6,703      3,728       1,752      1,094       342       838

Shareholders' equity                                  5,666      5,482       4,924      3,461     2,680     2,947


*Transition period from July 1, 1992 to February 28, 1993

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

    Operating income declined 19%, from $945,607 in fiscal year 1995 to $764,714 in fiscal 1996, because of lower gross margins on sales, start-up costs associated with the opening of new branch operations, and increased inventory shrinkage. Additionally, higher interest costs associated with borrowings required to support the sales growth of the Company resulted in a reduction of net income to $183,766 in fiscal 1996, compared to $558,206 in fiscal 1995, a decline of 67%.

    Sales increased 37%, from $41.3 million to $56.5 million, in fiscal 1996 compared to fiscal 1995, with each subsidiary reporting a significant increase in sales. Sales at ACRS increased 19% in fiscal 1996. Same store sales at ACRS increased 16% in fiscal 1996, compared to 13% in fiscal 1995; a new branch in south Texas accounted for the remainder of the sales increase.

    Sales at TSI increased 72% in fiscal 1996; aggregate sales at the two branches that existed at the beginning of fiscal 1996 increased 4% in fiscal 1996 despite the opening during the year of two additional, larger branches within the same metropolitan Atlanta trade area. TSI also acquired two branch operations in central and south Georgia by purchasing the stock of Sweet Georgia Air Supply, Inc. in October 1995. Although the two former Sweet Georgia branches were marginally profitable in fiscal 1996, the acquisition expanded the territory in which TSI has the distribution rights to sell the GMC brand of HVACR equipment to almost the entire state of Georgia. Sales of the GMC line of HVACR equipment represented 68% of TSI's sales in both of fiscal 1996 and 1995.

    Sales at HCS rose 45% in fiscal 1996, as the Company maintained its strong presence in the commercial HVACR market while significantly expanding its sales of the Janitrol brand of HVACR equipment in the residential market sector. Janitrol equipment sales represented 36% of HCS's sales in fiscal 1996, compared to 9% in fiscal 1995, the first year that HCS distributed Janitrol equipment.

    Sales at VSI increased 80% in fiscal 1996 from fiscal 1995, when VSI first opened. VSI gradually enlarged its sales of products other than GMC equipment in fiscal 1996. Sales of GMC equipment comprised 85% of VSI's sales in fiscal 1996 compared to 90% in fiscal 1995. The Company acquired ETI, in January 1996, and ETI's results of operations are included in the consolidated financial statements beginning with the effective date of the acquisition. ETI's sales represent only 2% of the increase in the Company's sales from 1995 to 1996.

    The Company's gross margin percentage declined to 19.0% in fiscal 1996 from 20.7% in fiscal 1995. This is a result of the continually increasing percentage of the Company's sales that are generated by TSI and VSI, which sell substantially more HVACR equipment than other products. In addition, the increase in Janitrol equipment sales at HCS, as described above, reduced HCS's gross margin percentage by almost 4% in fiscal 1996 compared to 1995. In the HVACR industry, the profit margin on sales of equipment, such as condensing units, furnaces and heat pumps, is generally less than on sales of parts and supplies. Furthermore, the primary equipment supplier to TSI, HCS and VSI provides incentives to its distributors to induce a greater volume of sales at lower gross margins. The gross margin percentage at ACRS also declined 1.6% in 1996, as the company gained market share in part by negotiating bulk sales to customers at low margins of products that could be shipped directly to the customer from the manufacturer. Gross margin in fiscal 1996 was also adversely affected by excessive inventory shrinkage at two of the Company's subsidiaries that were detected in connection with physical inventories. In response, the Company has instituted a rigorous system of inventory cycle counts designed to promptly identify and reconcile inventory shortages.

    Selling, general and administrative costs ("SG&A") as a percentage of sales declined to 17.8% in fiscal 1996, compared to 18.9% in fiscal 1995. With payroll costs representing 56% of SG&A expenses in fiscal 1996, the Company continues to focus on increasing the sales volume of each of its branch operations as a means to generate higher gross profit without a proportional increase in SG&A expenses. Management expects that SG&A expenses will continue to decline as a percentage of sales.

    Net operating income from energy services decreased 36% from fiscal 1995 to fiscal 1996. In 1995, the Company recognized non-recurring revenue following a review of an energy savings contract which revealed that the Company had not received certain funds due under the terms of the contract. Excluding revenues from this contract, net energy service income declined 15% from 1995 to 1996. All of the Company's remaining energy contracts expired in fiscal 1996. Although none of the contracts have been formally extended, the Company is continuing to provide service on a month-to-month basis to the largest customer under such contracts. Management cannot estimate how long such an informal arrangement may continue.

    Interest expense increased 43% in fiscal 1996 compared to 1995 as a result of the Company's increased borrowings. In both 1996 and 1995, interest expense was 1.1% of sales. See Liquidity and Capital Resources, below.

    Income tax expense consists principally of state income taxes. As a result of the Company's utilization of previously unrecognized net operating losses, the Company had minimal Federal income tax expense or liability. See
Liquidity and Capital Resources, below.

    In March 1996, the Company organized a new subsidiary, Florida Cooling Supply, Inc., and in April 1996, opened four branch operations in central Florida. Florida is among the three largest states in the country in terms of installed HVACR systems. In April 1996, the Company also opened a second branch of VSI in the Memphis area.

    The Company expects that fiscal 1997 sales will increase at least 25% over fiscal 1996. Management is aggressively seeking to reduce its cost of inventory purchases by negotiating arrangements with national suppliers covering all of the Company's operating entities and believes that this effort may alleviate a further decline in the Company's gross margin percentage. In addition, ETI, which specializes in the sale of commercial controls systems, generates a significantly higher gross margin than the Company's other subsidiaries. Management is also resolved to further reduce operating expenses as a percentage of sales by controlling personnel costs as branch sales increase.

FISCAL 1995 COMPARED TO FISCAL 1994

    Operating income increased 54%, from $615,372 in 1994 to $945,607 in 1995, because of improvement in operating results at each of the Company's subsidiaries compared to the previous year. Additionally, VSI was profitable in its first year of operation. Because of a non-recurring tax benefit of $680,000 in 1994, net income decreased from $1,114,068 for the fiscal year ended February 28, 1994 to $558,206 for the fiscal year ended February 28, 1995. The tax benefit reflected the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 109, with respect to accounting for income taxes. See Note 6 of Notes to Consolidated Financial Statements.

    Sales increased 34%, from $30.9 million to $41.3 million, in fiscal 1995 compared to fiscal 1994, with each subsidiary reporting significant increases in sales. Sales at ACRS increased 13% in fiscal 1995 with no new branches, compared to an 8% increase in same store sales in fiscal 1994. Sales at TSI increased 110% in fiscal 1995; same store sales increased 34% with the remainder of the increase attributable to the opening of a second branch in April 1994. Sales of the GMC line of HVACR equipment represented 68% of TSI sales in both of fiscal 1995 and 1994. Sales at HCS rose 33% in fiscal 1995, continuing a trend of increasing its sales to the commercial market which began in fiscal 1994. Sales to the commercial market now represent approximately 50% of HCS's sales, whereas the Company's other sales are predominantly to the residential market sector. Sales of the Janitrol brand of HVACR equipment, which HCS began distributing in fiscal 1995, represented over 9% of HCS's sales. The Company opened VSI during fiscal 1995 and VSI's sales represented 19% of the increase in sales from fiscal 1994. Like TSI, VSI is a distributor of the GMC line of equipment, and sales of GMC equipment comprised 90% of VSI's sales in fiscal 1995.

    The Company's gross margin percentage declined to 20.7% in fiscal 1995 from 21.8% in fiscal 1994. This is a result of the increasing percentage of the Company's sales that are generated by TSI and VSI, which sell substantially more HVACR equipment than other products. Additionally, in fiscal 1995, the primary supplier to TSI and VSI modified its distributor rebate program to induce a greater volume of sales at a lower gross margin.

    Selling, general and administrative costs as a percentage of sales declined to 18.9% in fiscal 1995 from 20.2% in fiscal 1994, as the Company continued to limit increases in both administrative and branch operating costs in relation to increases in sales. Management believes that operating expenses should continue to grow at a lesser rate than sales.

    Net operating income from energy services increased 69% from fiscal 1994 to fiscal 1995. The increase consisted of revenues from a contract sold in 1986 to a third party pursuant to which the Company was to receive a percentage of future net income from an energy savings project. In fiscal 1995, an accounting of the project's income revealed that the third party had not fulfilled its payment obligations to the Company, and agreement was reached for payment of the arrearage and resumption of contractually required payments. Although none of the Company's remaining energy contracts expired in fiscal 1995, they all are due to expire during fiscal 1996. The remaining contracts will be profitable up to their expiration, at which time management will attempt to negotiate with the users a form of payment for the residual value of the installed equipment.

    Interest expense increased 105% in fiscal 1995 compared to 1994 as a result of the Company's increased borrowings and increases in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital increased from $5,818,000 at February 28, 1995 to $8,118,000 at February 29, 1996 as a result of the Company's increased operations, which resulted in increases in accounts receivable and inventory that were financed largely through long-term borrowings. Current assets increased 29% from 1995 to 1996, principally in accounts receivable and inventory. Gross receivables represented 49 days of sales at the end of fiscal 1996, compared to 50 days of sales in receivables at the end of fiscal 1995. Of the $1.6 million increase in inventory, $600,000 was attributable to an increase in pre-season shipments of air conditioning equipment received by ACRS from its primary supplier. The remainder of the increase in inventory was attributable to the inventory at ETI and to the inventory requirements of the five branch operations that were opened in fiscal 1996.

    In February 1996, the Company's credit lines with a commercial bank
("Bank") were amended to increase the revolving line of credit from $5 million to $8 million and to increase the availability of financing for capital equipment from $350,000 to $500,000. The maturity date of the revolving line of credit was extended to February 28, 1998. At February 29, 1996, the Company's outstanding borrowings were $4.9 million and $144,266 under the respective credit lines. Borrowings are secured by accounts receivable and inventory, and the permitted amount of outstanding borrowings at any time is limited to percentages of certain accounts receivable and inventory. Borrowings under the credit line bear interest at the Bank's prime rate plus 1%, payable monthly, and may be reduced to 1/2% above prime upon attainment of specified levels of net income. Restrictive covenants of the loan agreement prohibit the Company from paying dividends, prepaying its debt to The Catalyst Fund, Ltd. or incurring other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. Borrowings under the revolving line of credit were used for working capital. The Bank also financed the Company's purchase of land and construction of a building for its Pasadena, Texas branch location. The outstanding balance of the related real estate loan at the end of fiscal 1996 was $408,000. The loan is repaid in monthly installments of $2,400, plus interest at prime plus 1%, until April 30, 2000, when the unpaid balance of the note is due. See Note 4 of Notes to Consolidated Financial Statements. The Company has obtained amendments or waivers of certain covenants in the Company's loan agreements with the Bank and Catalyst. These amendments and waivers cure any non-compliance with such covenants as of February 29, 1996, and the Company expects to be in compliance with all covenants during fiscal 1997.

    In connection with the purchase of ETI, the Company issued notes to the sellers which aggregated $291,789 and are payable in equal quarterly installments, including interest at 9%, to December 2000. These notes are unsecured and are subordinated to the Company's indebtedness to the Bank. In addition, certain debt of ETI aggregating $100,000 that was assumed by the Company in connection with the acquisition was refinanced such that the lenders have subordinated the debt to the Company's borrowings from the Bank.

    Management believes that funds available under the revolving line of credit will be adequate to support planned internal growth and start-up activities in fiscal 1997. The Company expects to expend up to $1 million for the initial inventory and capital equipment requirements of the four branch operations opened in Florida in April 1996. In April 1996, the Company acquired land in Temple, Texas to construct a building that will replace the existing branch location, and in May 1996, entered into a contract to purchase land in Las Vegas on which the Company intends to ultimately build a facility to replace the existing branch operation and administrative offices of HCS. The Company has not arranged financing for the construction of either the Temple or Las Vegas facility and may seek a buyer for one or both properties which would construct the buildings according to the Company's specifications and lease the premises to the Company under long-term arrangements.

    The Company has approximately $34 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future. Certain provisions of the Internal Revenue Code ("Code") regulate the amount of additional stock that the Company could issue without resulting in a change in ownership control, as defined in the Code. Should such a change in control be deemed to occur, the Company's ability to utilize its operating loss and tax credit carryforwards would be severely restricted. See Note 6 of Notes to Consolidated Financial Statements.

SEASONALITY

    The Company's sales volume varies significantly during its fiscal year.
The highest levels of sales occur during the times of the year when climatic conditions require the greatest use of air conditioning, since the Company's operations are concentrated in the warmer regions of the United States. Accordingly, sales will be highest in the Company's second fiscal quarter ending August 31, and will be lowest in its fourth fiscal quarter.

INFLATION

    The Company does not believe that inflation has had a material effect on its results of operations in recent years. Generally, manufacturer price increases attributable to inflation uniformly affect both the Company and its competitors, and such increases are passed through to customers as an increase in sales prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         OF ACR GROUP, INC. AND SUBSIDIARIES


                                                                           PAGE


Reports of Independent Auditors                                             19


Consolidated balance sheets as of February 29, 1996 and
February 28, 1995                                                           20


Consolidated statements of operations for the fiscal years
ended February 29, 1996, February 28, 1995 and 1994                         22


Consolidated statements of shareholders' equity for the
fiscal years ended February 29, 1996, February 28, 1995
and 1994                                                                    23


Consolidated statements of cash flows for the fiscal years
ended February 29, 1996, February 28, 1995 and 1994                         24


Notes to Consolidated Financial Statements                                  26

                            REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at February 29, 1996 and February 28, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective March 1, 1993, the Company changed its method of accounting for income taxes.





                                  ERNST & YOUNG LLP

Houston, Texas
May 24, 1996

                           ACR GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                    AS OF FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                       ASSETS


                                            1996                 1995

Current assets:
  Cash                                $   348,162          $   162,745
  Accounts receivable, net of
    allowance for doubtful accounts
    of $459,501 in 1996 and
    $415,455 in 1995                    7,188,839            4,720,279
  Inventory                             9,934,637            8,353,511
  Prepaid expenses and other              151,027              366,888
  Deferred income taxes                   136,000              136,000
                                       -----------          -----------
        Total current assets           17,758,665           13,739,423
                                       -----------          -----------
Property and equipment, net of
  accumulated depreciation              2,110,997            1,268,771

Deferred income taxes                     544,000              544,000
Goodwill, net of accumulated
  amortization of $121,770 in 1996
  and $79,801 in 1995                   1,470,665            1,384,933
Other assets                              125,959              194,617
                                       -----------          -----------
        Total assets                  $22,010,286          $17,131,744
                                       -----------          -----------
                                       -----------          -----------

                           ACR GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                    AS OF FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                     (CONTINUED)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                              1996                1995
                                           ---------           --------
Current liabilities:
  Current maturities of long-term debt  $   579,485          $   578,557
  Current maturities of capital lease
    obligations                             135,325              107,890
  Accounts payable                        8,377,600            6,738,283
  Accrued expenses and other
    liabilities                             548,194              496,770
                                         -----------          -----------


        Total current liabilities         9,640,604            7,921,500
                                         -----------          -----------
Long-term debt                            6,397,722            3,568,647
Long-term capital lease obligations         305,748              159,151
                                         -----------          -----------
        Total liabilities                16,344,074           11,649,298
                                         -----------          -----------
Contingencies and commitments

Shareholders' equity:
  Preferred stock, $.01 par,
    authorized 2,000,000 shares,
    none outstanding
  Common stock - $.01 par,
    authorized 25,000,000 shares,
    issued and outstanding
    10,246,555 shares in 1996 and
    1995                                    102,466              102,466
  Additional paid-in capital             41,427,020           41,427,020
  Accumulated deficit                   (35,863,274)         (36,047,040)
                                         -----------         -----------

        Total shareholders' equity        5,666,212            5,482,446
                                        -----------          -----------
        Total liabilities and
          shareholders' equity          $22,010,286          $17,131,744
                                        -----------          -----------
                                        -----------          -----------

                     The accompanying notes are an integral part
                            of these financial statements.

                           ACR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE FISCAL YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994


                                   1996              1995               1994
                               -----------       -----------        -----------
Sales                         $56,500,253       $41,281,119        $30,862,132
Cost of sales                  45,779,447        32,717,879         24,123,825
                               -----------       -----------        -----------

Gross profit                   10,720,806         8,563,240          6,738,307

Selling, general and
  administrative expenses     (10,082,119)       (7,814,189)        (6,239,325)
Energy services income, net       126,027           196,556            116,390
                               -----------       -----------        -----------

Operating income                  764,714           945,607            615,372

Interest expense                 (644,767)         (451,305)          (219,929)
Other non-operating income         78,863            67,404             48,025
                               -----------       -----------        -----------

Income before income taxes
  and cumulative effect of a
  change in accounting principle  198,810           561,706            443,468
Provision for income taxes         15,044             3,500              9,400
                               -----------       -----------        -----------

Income before cumulative effect
  of a change in accounting
  principle                       183,766           558,206            434,068
Cumulative effect of change in
  accounting principle                -                 -              680,000
                               -----------       -----------        -----------


Net income                    $   183,766       $   558,206        $ 1,114,068
                               -----------       -----------        -----------
                               -----------       -----------        -----------
Earnings per common share:
  Income before cumulative
    effect of change in
    accounting principle      $       .02       $       .05        $       .04
  Cumulative effect of
    change in accounting
    principle                         -                 -                  .07
                               -----------       -----------        -----------
                              $       .02       $       .05        $       .11
                               -----------       -----------        -----------
                               -----------       -----------        -----------
Average outstanding common
  and equivalent shares        10,513,485        10,613,038         10,112,734
                               -----------       -----------        -----------
                               -----------       -----------        -----------

                     The accompanying notes are an integral part
                            of these financial statements.

                           ACR GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

       FOR THE FISCAL YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994

                                                        Additional
                             No. of Shares               Paid-In       Accumulated     Treasury
                                Issued      Par Value    Capital         Deficit        Stock        Total
                             -------------   ---------   ----------    -------------   ----------   ----------
Balance, February 28, 1993   9,845,305       $ 98,453   $41,281,570   $(37,719,314)   $(200,000)   $3,460,709
  Sale of treasury stock -
    672,969 shares                                           49,463                     200,000       249,463
  Stock options exercised      401,250          4,013        95,987                                   100,000
  Net income                       -              -             -        1,114,068          -       1,114,068
                             -------------   ---------   ----------    -------------   ----------   ----------
Balance, February 28, 1994  10,246,555        102,466    41,427,020    (36,605,246)         -       4,924,240
  Net income                       -              -             -          558,206          -         558,206
                             -------------   ---------   ----------    -------------   ----------   ----------
Balance, February 28, 1995  10,246,555        102,466    41,427,020    (36,047,040)         -       5,482,446
  Net income                       -              -             -          183,766          -         183,766
                             -------------   ---------   ----------    -------------   ----------   ----------

Balance, February 29, 1996  10,246,555       $102,466   $41,427,020   $(35,863,274)   $     -      $5,666,212
                             -------------   ---------   ----------    -------------   ----------   ----------
                             -------------   ---------   ----------    -------------   ----------   ----------

                     The accompanying notes are an integral part
                            of these financial statements.

                           ACR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE FISCAL YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 29, 1995 AND 1994


                                   1996              1995               1994
                               -----------       -----------        -----------
Operating activities:
  Net income                  $   183,766        $  558,206         $1,114,068
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Depreciation and
       amortization               542,965           444,803            335,329
      Cumulative effect of
       change in accounting
       principle                                                      (680,000)
      Provision for bad debts     326,349           218,052            128,135
      (Gain) loss on sale of
       assets                       8,395           (20,859)            (1,702)
      Increase (decrease) from
        changes in:
        Accounts receivable    (2,192,222)         (742,063)        (1,386,988)
        Inventory              (1,090,047)       (3,367,311)          (875,484)
        Prepaid expense and
          other assets            297,499             7,775           (151,494)
        Accounts payable        1,009,879         1,317,439          1,040,715
        Accrued expenses and
          other liabilities        22,058           155,054            (15,433)
                               -----------       -----------        -----------

Net cash used in operating
 activities                      (891,358)       (1,428,904)          (492,854)
                               -----------       -----------        -----------
Investing activities:
  Acquisition of property and
    equipment                    (956,744)         (445,843)          (325,240)
  Acquisition of businesses
   net of cash acquired           (94,813)
  Proceeds from disposition of
   assets                          27,844            30,160             14,584
                               -----------       -----------        -----------

Net cash used in investing
  activities                   (1,023,713)         (415,683)          (310,656)
                               -----------       -----------        -----------
Financing activities:
  Proceeds from long-term debt  3,045,019         2,636,822          1,000,000
  Payments on long-term debt     (944,531)         (679,769)          (637,306)
  Proceeds from exercise of
   common stock options                                                100,000
  Sale of treasury stock                                               234,463
                               -----------       -----------        -----------
Net cash provided by financing
  activities                    2,100,488         1,957,053            697,157
                               -----------       -----------        -----------
Net increase (decrease) in cash   185,417           112,466           (106,353)
Cash at beginning of year         162,745            50,279            156,632
                               -----------       -----------        -----------
Cash at end of year            $  348,162        $  162,745         $   50,279
                               -----------       -----------        -----------
                               -----------       -----------        ----------

                                     (continued)

                           ACR GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE FISCAL YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994
                                     (continued)


                                   1996              1995               1994
                               -----------       -----------        -----------
Schedule of non-cash investing
  and financing activities:
  Acquisition of subsidiaries:
    Liabilities in excess of
      non-cash assets acquired $   92,701        $                  $
    Goodwill                      127,701
    Notes payable to sellers      291,789
  Purchase of equipment (net
    of cash paid) under
    capital leases                289,921           119,750            214,138
  Long-term debt exchanged for
    equity                                                             (15,000)

Supplemental cash flow
  information:
  Interest paid                   635,585           462,237            240,252
  Federal income taxes paid         6,062             5,000                400



                     The accompanying notes are an integral part
                            of these financial statements.

                           ACR GROUP, INC. AND SUBSIDIARIE

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  -     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    ACR Group, Inc.'s (the "Company") principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment, parts and supplies in central and south Texas; Georgia; Las Vegas, Nevada; and Memphis, Tennessee.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of ACR Group, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Revenues are recognized at the time the merchandise is shipped or delivered to the customer at the point of sale.

ENERGY SERVICES

    Revenues from energy service contracts, which expired in 1996 and continue on a month-to-month basis, are recognized when the related energy cost savings are billed to the user. These revenues are insignificant to the sales of the Company and are presented net of costs to provide such services.

INVENTORIES

    Inventories are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale. The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas, and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES (continued)

balance sheet. As of February 29, 1996, the cost of such inventory held in the bonded warehouses was $10,881,771.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives. Energy management equipment is fully depreciated.

              Buildings                     40 years
              Leasehold improvements        Primary term of the lease
              Furniture and fixtures        5-7 years
              Vehicles                      3-5 years
              Other equipment               3-10 years

INTANGIBLE ASSETS

    Goodwill represents the excess cost of companies acquired over the fair value of their tangible assets. Goodwill is being amortized on a straight-line basis over 10-40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the undiscounted cashflows.

ACCOUNTING FOR LONG-LIVED ASSETS

    In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return. The Company adopted the liability method of accounting for income taxes in its financial statements effective March 1, 1993 due to the issuance in February 1992 by the Financial Accounting Standards Board of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under the method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

    Earnings per share are based upon earnings applicable to common shares and the average number of shares of common stock and dilutive common stock equivalents (stock options and warrants) outstanding.

STOCK OPTIONS

    The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options.

SUPPLIER/SOURCES OF SUPPLY

    The Company currently purchases a majority of its HVACR equipment and repair parts from two primary suppliers. The Company has not encountered any significant difficulty to date in obtaining equipment and repair parts to support its operations at current or expected near-term future levels. However, any disruption in these supply sources could have an adverse effect upon the Company's operations.

2 - ACQUISITIONS

    In January 1996, the Company acquired all of the outstanding capital stock of Ener-Tech Industries, Inc. ("ETI"), a Tennessee corporation, for $72,947 cash and $291,789 in notes payable to the sellers (See Note 4). ETI is an HVACR distributor specializing in commercial and industrial controls.

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


2 - ACQUISITIONS (continued)

    In October 1995, the Company acquired for $75,000 cash all of the outstanding capital stock of Sweet Georgia Air Supply, Inc. ("SGAS"), a Georgia corporation. SGAS was an HVACR distributor in south Georgia principally selling the GMC brand of HVACR equipment. Immediately following the acquisition, SGAS was merged into Total Supply, Inc., the Company's subsidiary doing business in Georgia. The Company recorded goodwill of $127,701 in connection with the acquisition of SGAS.

    In each of the above acquisitions, the Company may be obligated to remit to the sellers collections of certain delinquent accounts receivable during the first year following the purchase. The Company may also offset amounts owed to the sellers by any liabilities of the acquired company that were unrecorded as of the purchase date.

    Each of the acquisitions was accounted for using the purchase method of accounting, and the consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations are not presented because the effects of these acquisitions were not significant.

3  -  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at the end of February:

                                          1996                1995
                                        ----------         ----------
    Land                               $   68,593          $   68,593
    Building and leasehold
      improvements                        820,820             316,957
    Furniture and fixtures                107,925              97,482
    Vehicles                              900,926             593,929
    Other equipment                     1,294,909             880,815
    Energy management equipment           388,612             388,612
                                        ----------         ----------

                                        3,581,785           2,346,388
    Less accumulated depreciation      (1,470,788)         (1,077,617)
                                        ----------         ----------
    Net property and equipment         $2,110,997          $1,268,771
                                        ----------         ----------
                                        ----------         ----------

    Capitalized lease assets of $654,359 and $460,869, together with accumulated amortization of $198,847 and $156,220, are included in property and equipment as of February 29, 1996 and February 28, 1995, respectively. Amortization expense is included with depreciation expense.

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

4  -  DEBT

    Debt is summarized as follows at the end of February:

                                          1996                1995
                                        ----------         ----------
    Revolving line of credit           $4,900,000          $2,400,000
    Real estate loan                      408,000              82,068
    Equipment loans                       144,266             108,478
    Notes payable - Catalyst Fund         718,038             886,626
    Notes payable to sellers of
      companies acquired (Note 2)         291,789             106,714
    Obligation to trade creditor          325,000             487,500
    Other                                 190,114              75,818
                                        ----------         ----------
                                        6,977,207           4,147,204
    Less current maturities              (579,485)           (578,557)
                                        ----------         ----------
    Long-term debt, less current
      maturities                       $6,397,722          $3,568,647
                                        ----------         ----------
                                        ----------         ----------

    The Company has a revolving line of credit arrangement with a commercial bank ("Bank") pursuant to which the Company may borrow up to $8 million, including amounts outstanding under standby letters of credit. Borrowings are secured by accounts receivable and inventory, and the permitted amount of outstanding borrowings at any time is limited to specified percentages of certain accounts receivable and inventory. Borrowings under the line of credit bear interest at the prime rate plus 1% (9 3/4% at February 29, 1996), payable monthly. The credit line matures on February 28, 1998. Restrictive covenants of the loan agreement prohibit the Company from paying dividends, prepaying its indebtedness to The Catalyst Fund, Ltd. ("Catalyst") or incurring other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. As of February 29, 1996, the Company had $4.9 million in outstanding borrowings under the line of credit and had issued letters of credit aggregating $600,000 to secure its trade credit line from a supplier. At February 29, 1996, there was $1,529,023 available under this line of credit.

    The Company also borrowed $432,000 from the Bank to construct a warehouse and office building to replace an existing branch location in the Houston area. The building was completed in July 1995. The note is being repaid in equal monthly principal installments of $2,400, plus interest at the prime rate plus 1%, with the unpaid principal balance due at maturity April 30, 2000. The loan is secured by a deed of trust on both the land and the building.

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

4  -  DEBT (continued)

    The Company has also obtained a term loan facility from the Bank under which the Company may borrow up to $500,000 to purchase capital equipment. Borrowings under the facility bear interest at the prime rate plus 1%, and principal is to be repaid monthly over an amortization period of 48 months. The Company pays an annual commitment fee of 1/4% for the line of credit facility, and is further required to pay 1/4% per annum on the unused balance of the line of credit.

    In May 1993, the Company obtained a loan from The Catalyst Fund, Ltd. for
$1 million, the proceeds of which were used to pay the cash portion of the purchase price of ACR Supply, Inc. ("ACRS") and for working capital for ACRS. The loan bears interest at 12 1/2% per annum and is secured by the stock and operating assets of the Company's subsidiaries and an assignment of proceeds from a life insurance policy on the Company's President. The loan is being repaid in 60 equal monthly installments of $22,498, including interest, with the final payment due in May 1999. In addition, Catalyst received a warrant to purchase one million shares of the Company's common stock at a price of $.59 per share, exercisable at any time before May 1999. Covenants of the loan agreement prohibit dividends and restrict additional borrowings without Catalyst's consent, and also require the Company to maintain specified financial ratios. Catalyst has subordinated its security interests in connection with the bank financing obtained by the Company.

    The notes issued as part of the purchase price of ETI ("ETI Notes") bear interest at 9% per annum, and are payable in equal quarterly installments, including interest, to December 2000. The ETI Notes are unsecured and are subordinated to the Company's borrowings from the Bank. The Company also issued notes ("ACRS Notes") to the sellers in connection with the acquisition of ACRS in 1993. The ACRS Notes bore interest at 8% per annum, and were payable in equal quarterly installments, including interest, based on a five-year amortization period. The balance of the ACRS Notes was paid in February 1996.

    A supplier permitted a subsidiary of the Company to forego payment on usual terms for certain merchandise purchased and, in 1993, the Company and the supplier agreed on a repayment schedule such that $650,000 would be repaid in four equal annual installments beginning in May 1994. The supplier has a subordinated security interest in the assets of the subsidiary.

    At February 29, 1996, other debt consists principally of debt assumed by the Company in connection with its acquisitions during fiscal 1996. Such debt was incurred for both working capital and the purchase of capital assets and includes notes to both individuals and to commercial banks. Debt aggregating $100,000 to certain individuals at February 29, 1996 is subordinated by the lenders to the Company's borrowings from the Bank.

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

4  -  DEBT (continued)

    Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

    Future maturities of debt are $579,485 in 1997, $5,449,205 in 1998, $387,617 in 1999, $195,466 in 2000 and $365,434 in 2001.

5  -  LEASE COMMITMENTS

    The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:


         Year ending February 28 or 29           Capital lease payments
                   1997                               $174,920
                   1998                                149,952
                   1999                                120,559
                   2000                                 49,345
                   2001                                 28,603
                                                       --------
Total minimum lease payments                           523,379
Less amounts representing interest                     (82,306)
                                                       --------

Present value of future minimum
  lease payments                                       441,073
Less current maturities of
  capital lease obligations                           (135,325)
                                                       --------
Long-term obligations under
  capital leases                                      $305,748
                                                       --------
                                                       --------

    Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations, and various office equipment and vehicles under non-cancelable operating lease agreements that expire at various dates through 2005. The leases for its HVACR branch operations often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company's lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are $1,151,637 in 1997, $1,068,223 in 1998, $630,730 in 1999,
$522,391 in 2000, $333,712 in 2001 and $365,885 after 2001.

    Rental expenses were $994,251, $747,353 and $620,718 in 1996, 1995 and
1994, respectively.

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


6  -  INCOME TAXES

    Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Among other things, SFAS No. 109 requires recognition of a tax benefit from a net operating loss carryforward if it is more likely than not that such benefit will ultimately be realized. Such a tax benefit is recorded on the balance sheet as a deferred tax asset. To the extent that it cannot be determined that such tax benefit will more likely than not be realized, a valuation allowance must be established against the deferred tax asset. The deferred tax asset is classified as current to the extent that a tax benefit is expected to be realized in the next fiscal period.

    The effects of implementing SFAS No. 109 as of March 1, 1993 were to include $680,000 in net earnings as the cumulative effect on prior periods, and to record $680,000 as a net deferred tax asset.

    Income tax expense consists principally of current state income taxes. The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

                                                           YEAR ENDED
                                               ------------------------------------
                                                                    FEBRUARY 28,
                                                FEBRUARY 29,    -------------------
                                                   1996            1995      1994
                                               -------------    --------   --------
Tax at statutory rate                             $ 67,595      $190,980   $147,583
Increase (reduction) in tax
  expense resulting from:
  Change in valuation allowance                    (93,539)     (222,501)  (169,734)
  Nondeductible expenses                            39,640        31,521     18,955
  Other                                              1,348         3,500     12,596
                                               -------------    --------   --------
Actual income tax expense                         $ 15,044      $  3,500   $  9,400
                                               -------------    --------   --------
                                               -------------    --------   --------

    As of February 29, 1996 and February 28, 1995, the Company has net operating loss carryforwards of approximately $34.3 million and $34.9 million, respectively, which are available to offset future taxable income. If unused, such carryforwards will expire from 2000 to 2007. In addition, as of February 29, 1996 and February 28, 1995, the Company has investment and research and development tax credit carryforwards of approximately $1.1 million expiring on various dates through 2000. For financial reporting purposes, the Company has recognized a valuation allowance of $12.4 million as of both February 29, 1996 and February 28, 1995, to offset the deferred tax assets related primarily to the loss

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


6  -  INCOME TAXES (continued)

carryforward and the credit carryforwards. The decrease in the valuation allowance from February 28, 1995 to February 29, 1996 was principally due to the utilization of net operating loss carryforwards which had previously not been recognized. There are no other significant components of the Company's deferred tax assets and liabilities as of February 29, 1996.

7  -  STOCK OPTION AGREEMENTS AND EQUITY TRANSACTIONS

    Pursuant to an employment contract, the President of the Company may be entitled to a grant of 125,000 shares and options for up to 425,000 shares of the Company's common stock based upon attainment in the future of certain levels of consolidated net income as defined in the contract. The exercise price of such options will be the market price of the Company's stock at the time the options are granted. Of such options, 50,000 (25,000 granted in fiscal 1996) have been awarded at an average exercise price of $.77 per share. The President also holds options to purchase 325,000 shares at $.49 per share that were granted in connection with the acquisition of ACRS and expire in February 1998, and options to purchase 24,187 shares at an average price of $.86 per share which expire from 1996 to 1997. In connection with its loan to the Company, The Catalyst Fund, Ltd. received a warrant to purchase one million shares of the Company's common stock at a price of $.59 per share, exercisable at any time before May 1999 (see Note 4).

    In March 1994, the Company entered into an employment contract with the general manager of a subsidiary and concurrently awarded him options to purchase 25,000 shares of common stock at $.55 per share. Pursuant to his contract, in fiscal 1996 the Company awarded him options to purchase 15,000 shares at $.70 per share and he may earn options for up to an additional 15,000 shares based on the financial performance of the subsidiary in fiscal 1997.

    During fiscal 1994, four current or former directors, including the President, exercised options granted in 1988 to all non-employee directors at the time. The number of options exercised aggregated 200,000 at $.25 per share and 100,000 at $.50 per share. Another current officer and director exercised options during fiscal 1994 to purchase 270,000 shares at an average price of $.375, and surrendered 168,750 shares to the Company as consideration for the aggregate exercise price.

    During fiscal 1994, the Company sold 672,969 shares of treasury stock in a private placement to employees and members of their immediate families at a price of $.375 per share.

                           ACR GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

8  -  PROFIT SHARING PLAN

    The Company has a qualified profit sharing plan ("Plan") under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant's contributions, not to exceed 3% of each participant's compensation. Company contributions to the Plan were $94,247, $71,986 and $40,283 for fiscal 1996, 1995 and 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None



                                       PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference.

                                       PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)   Financial Statements included in Item 8.

    See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.


(a)(2)   Index to Financial Statement Schedules included in Item 14.

    The following financial statement schedule for the years ended February 29, 1996 and February 28, 1995 and 1994 is included in this report:

    Schedule II - Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


(a)(3)   Exhibits

    The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Form S-1 Registration Statement under the 1933 Act for Registrant, Registration No. 2-86049 filed August 24, 1983, as amended by Amendment No. 1 filed September 8, 1983, as amended by Amendment No. 2 (post-effective) filed September 12, 1984 (referred to as "RS 2-86049"), or (b) Annual Report on Form 10-K for Fiscal Year Ended June 30, 1991 (referred to as "1991 10-K"), or (c) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as "1993 10-K"), or (d) Annual Report on Form 10-K for fiscal year ended February 28, 1994 (referred to as "1994 10-K"), or (e) Annual Report on 10-K for fiscal year ended February 28, 1995 (referred to as "1995 Form 10-K").

EXHIBIT NUMBER     DESCRIPTION
- --------------     -----------
 * 3.1             Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

 * 3.2             Articles of Amendment to Articles of Incorporation (Exhibit
                   3.2 to 1993 10-K)

 * 3.3             Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

 * 3.4             Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to
                   1993 10-K)

 * 4.1             Specimen of Common Stock Certificate of ACR Group, Inc.
                   (Exhibit 4.1 to 1993 10-K)

 *10.1             Restricted Stock Option Plan, as amended (Exhibit 10.2 to RS
                   2-86049)

 *10.2 Employment Agreement between the Company and Alex Trevino, Jr. dated May 17, 1993 (Exhibit 10.4 to 1993 10-K)

 *10.3 Amendment to Employment Agreement between the Company and Alex Trevino, Jr. dated as of February 28, 1995 (Exhibit
                   10.3 to 1995 10-K)

 *10.4 Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of February 28, 1993 (Exhibit 10.11 to 1993 10-K)

 *10.5 Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company, ACR Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply, Inc., as Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)

 *10.6 Warrant for the Purchase of 1,000,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated May 27, 1993 (Exhibit 10.19 to 1993 10-K)

 *10.7 Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated May 27, 1993 (Exhibit 10.20 to 1993 10-K)

EXHIBIT NUMBER     DESCRIPTION
- --------------     -----------

 *10.8 Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of March 8, 1994 (Exhibit 10.11 to 1994 10-K)

 *10.9 First Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of October 27, 1994 (Exhibit 10.11 to 1995 Form 10-K).

 *10.10 Second Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of March 27, 1995 (Exhibit 10.12 to 1995 Form 10-K)

  10.11 Third Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of February 20, 1996

  22.1             Subsidiaries of the Company

  25.1             Power of Attorney

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the period from November 30, 1995 to February 29, 1996.

(c) Exhibits

         See Item 14(a)(3), above.


(d) Financial Statement Schedule

                                                                    SCHEDULE II

                                   ACR GROUP, INC.

                          VALUATION AND QUALIFYING ACCOUNTS

       FOR THE FISCAL YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994

                                                                Additions
                                                        -------------------------
                                                          Charged
                                           Balance at    (Credited)    Charged to                 Balance
                                           Beginning    to Costs and     Other                     at End
Description                                of Period      Expenses      Accounts    Deductions   of Period
- -----------                                ----------   ------------   -----------  ----------   ---------
Year ended February 29, 1996:
    Allowance for doubtful
         accounts:
         Accounts receivable                $415,455      $326,349       $70,451(2)  $352,754(1)  $459,501

Year ended February 28, 1995:
    Allowance for doubtful
         accounts:
         Accounts receivable                 293,176       218,052             -       95,773(1)   415,455

Year ended February 28, 1994:
    Allowance for doubtful
         accounts:
         Accounts receivable                 319,950       128,634             -      155,408(1)   293,176
         Notes receivable                      2,500          (499)            -        2,001(1)        -

(1) Accounts/notes and related allowance written off.
(2) Allowance related to accounts receivable of acquired companies.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ACR GROUP, INC.


Date:  May 28, 1996               By:  /S/ ANTHONY R. MARESCA
                                       -------------------------------------
                                       Anthony R. Maresca
                                       Senior Vice President and
                                       Chief Financial Officer

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature


/S/ ALEX TREVINO, JR.
- --------------------------   Chairman of the Board,                May 24, 1996
Alex Trevino, Jr.            President and
                             Chief Executive Officer
                             (Principal executive officer)

/S/ ANTHONY R. MARESCA
- --------------------------   Senior Vice President,                May 28, 1996
Anthony R. Maresca           Chief Financial Officer
                             and Director
                             (Principal financial and
                             accounting officer)

          *
- --------------------------   Director                              May 21, 1996
Thomas W. Courtney

          *
- --------------------------   Director                              May 22, 1996
Herbert E.  Stansbury

/S/ Ronald T. Nixon
- --------------------------   Director                              May 24, 1996
Ronald T. Nixon

*/S/ Anthony R. Maresca
- --------------------------
Anthony R. Maresca
Attorney-In-Fact Pursuant to
Powers Filed with This Report

                                 INDEX TO EXHIBITS
                                 -----------------


EXHIBIT NUMBER     DESCRIPTION
- --------------     -----------
 * 3.1             Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

 * 3.2             Articles of Amendment to Articles of Incorporation (Exhibit
                   3.2 to 1993 10-K)

 * 3.3             Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

 * 3.4             Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to
                   1993 10-K)

 * 4.1             Specimen of Common Stock Certificate of ACR Group, Inc.
                   (Exhibit 4.1 to 1993 10-K)

 *10.1             Restricted Stock Option Plan, as amended (Exhibit 10.2 to RS
                   2-86049)

 *10.2 Employment Agreement between the Company and Alex Trevino, Jr. dated May 17, 1993 (Exhibit 10.4 to 1993 10-K)

 *10.3 Amendment to Employment Agreement between the Company and Alex Trevino, Jr. dated as of February 28, 1995 (Exhibit
                   10.3 to 1995 10-K)

 *10.4 Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of February 28, 1993 (Exhibit 10.11 to 1993 10-K)

 *10.5 Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company, ACR Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply, Inc., as Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)

 *10.6 Warrant for the Purchase of 1,000,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated May 27, 1993 (Exhibit 10.19 to 1993 10-K)

 *10.7 Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated May 27, 1993 (Exhibit 10.20 to 1993 10-K)

EXHIBIT NUMBER     DESCRIPTION
- --------------     -----------

 *10.8 Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of March 8, 1994 (Exhibit 10.11 to 1994 10-K)

 *10.9 First Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of October 27, 1994 (Exhibit 10.11 to 1995 Form 10-K).

 *10.10 Second Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of March 27, 1995 (Exhibit 10.12 to 1995 Form 10-K)

  10.11 Third Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of February 20, 1996

  22.1             Subsidiaries of the Company

  25.1             Power of Attorney



*Incorporated by reference