Form 10-Q
period 1996-05-31
ACR GROUP INC
filed 1996-07-15
CIK 711307

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ___________________


                        Commission file number 0-12490


                               ACR GROUP, INC.
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              TEXAS                                    74-2008473
- ---------------------------------                 --------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)


3200 WILCREST DRIVE, SUITE 440, HOUSTON, TEXAS           77042
- ----------------------------------------------         ----------
(Address of principal executive offices)               (Zip Code)

                              (713) 780-8532
- -----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X    No
                                                            -------    ------

Shares of Common Stock outstanding at June 30, 1996 - 10,246,555.

                     PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                    ACR GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                MAY 31,      FEBRUARY 29,
                                                 1996            1996
                                              -----------    ------------
                                              (UNAUDITED)
Current assets:
   Cash                                       $   332,890    $   348,162
   Accounts receivable, net                    10,052,804      7,188,839
   Inventory                                   11,189,194      9,934,637
   Prepaid expenses and other                     146,467        151,027
   Deferred income taxes                          136,000        136,000
                                              -----------    -----------
      Total current assets                     21,857,355     17,758,665
                                              -----------    -----------
Property and equipment, net of
 accumulated depreciation                       2,536,414      2,110,997
Deferred income taxes                             544,000        544,000
Goodwill, net of accumulated amortization       1,458,310      1,470,665
Other assets                                      340,234        125,959
                                              -----------    -----------
                                              $26,736,313    $22,010,286
                                              -----------    -----------
                                              -----------    -----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
    and capital lease obligations             $   760,709     $  714,810
   Accounts payable                            10,736,391      8,377,600
   Accrued expenses and other liabilities         769,656        548,194
                                              -----------    -----------
      Total current liabilities                12,266,756      9,640,604

Long-term debt and capital lease
 obligations, less current maturities           8,496,008      6,703,470
                                              -----------    -----------
      Total liabilities                        20,762,764     16,344,074
                                              -----------    -----------

Shareholders' equity:
   Common stock                                   102,466        102,466
   Additional paid-in capital                  41,427,020     41,427,020
   Accumulated deficit                        (35,555,937)   (35,863,274)
                                              -----------    -----------
      Total shareholders' equity                5,973,549      5,666,212
                                              -----------    -----------
                                              $26,736,313    $22,010,286
                                              -----------    -----------
                                              -----------    -----------

                The accompanying notes are an integral part
                 of these condensed financial statements.

                     ACR GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                            MAY 31,
                                                  --------------------------
                                                     1996           1995
                                                  -----------    -----------

Sales                                             $18,881,388    $12,093,847
Cost of sales                                      15,289,616      9,732,205
                                                  -----------    -----------

Gross profit                                        3,591,772      2,361,642

Selling, general and administrative expenses       (3,280,784)    (2,213,867)
Other operating income                                165,290         55,878
                                                  -----------    -----------

Operating income                                      476,278        203,653

Interest expense                                     (193,378)      (132,731)
Other non-operating income                             33,672         13,995
                                                  -----------    -----------

Income before income taxes                            316,572         84,917
Provision for income taxes                              9,235              -
                                                  -----------    -----------

Net income                                        $   307,337    $    84,917
                                                  -----------    -----------
                                                  -----------    -----------

Average outstanding common and equivalent
 shares                                            10,481,382     10,627,935
                                                  -----------    -----------
                                                  -----------    -----------

Earnings per share                                $       .03    $       .01
                                                  -----------    -----------
                                                  -----------    -----------














                The accompanying notes are an integral part
                 of these condensed financial statements.

                      ACR GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                            MAY 31,
                                                   -------------------------
                                                       1996          1995
                                                   -----------   -----------
Operating activities:
  Net income                                       $   307,337   $    84,917
  Adjustments to reconcile net income
   to net cash used in operating activities:
    Depreciation and amortization                      159,520       122,114
    Increase (decrease) from changes in:
      Accounts receivable                           (2,863,965)   (1,985,020)
      Inventory                                     (1,254,557)     (778,325)
      Prepaid expense and other assets                (216,510)      156,787
      Accounts payable                               2,358,791     1,709,445
      Accrued expenses and other liabilities           221,462        65,290
                                                   -----------   -----------
Net cash used in operating activities               (1,287,922)     (624,792)
                                                   -----------   -----------
Investing activities:
  Acquisition of property and equipment               (325,945)     (444,259)
  Proceeds from disposition of assets                      589           525
                                                   -----------   -----------
Net cash used in investing activities                 (325,356)     (443,734)
                                                   -----------   -----------
Financing activities:
  Proceeds from borrowings                           1,900,000     1,530,594
  Repayment of debt                                   (301,994)     (278,834)
                                                   -----------   -----------
Net cash provided by financing activities            1,598,006     1,251,760
                                                   -----------   -----------
Net increase (decrease) in cash and cash
 equivalents                                           (15,272)      183,234
Cash at beginning of year                              348,162       162,745
                                                   -----------   -----------
Cash at end of period                              $   332,890   $   345,979
                                                   -----------   -----------
                                                   -----------   -----------

Schedule of non-cash investing and
 financing activities:
  Purchase of equipment under capital
   leases (net of cash paid)                       $   240,431   $   134,839


                The accompanying notes are an integral part
                 of these condensed financial statements.

                              ACR GROUP, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1  - BASIS OF PRESENTATION

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation. The results of operations for the three month period ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     All inventories represent finished goods held for sale.

2  - CONTINGENT LIABILITIES

     The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of May 31, 1996, the cost of such inventory held in the bonded warehouses was $10,884,026.

     The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. The Company believes that substantially all consigned merchandise will be sold in the ordinary course of business before any purchase obligation is incurred.

3  - INCOME TAXES

     The provision for income taxes consists principally of current state income taxes. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

                       ACR GROUP, INC. AND SUBSIDIARIES

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MAY 31, 1996 AND MAY 31, 1995

     Net income increased from $84,917 in the quarter ended May 31, 1995 (fiscal 1996) to $307,337 in the quarter ended May 31, 1996 (fiscal 1997), an increase of 262%. The improved results of operations were generally attributable to greatly enhanced operating income at ACR Supply, Inc. ("ACRS"), the Company's largest subsidiary, and to revenue received from a supplier for providing inventory warehousing and delivery services for another distributor of the supplier. Operating income of ACRS increased 198% from 1995 to 1996, as management focused on raising sales at existing branch operations without opening new branches and incurring the attendant startup expenses.

     The Company's enhanced operating results from existing branch operations enabled the Company to more than offset operating losses incurred in connection with commencing certain new operations. During the quarter ended May 31, 1996, the Company added a branch of Valley Supply, Inc. ("VSI") in Memphis and opened Florida Cooling Supply, Inc. ("FCS"), a new subsidiary with four branches in central Florida. All five of the new branches became operational during April 1996. During the quarter ended May 31, 1995, the Company had opened two additional branch operations. Operating losses, including start-up costs, of the new branches were approximately $200,000 during the quarter ended May 31, 1996, compared to $50,000 for the same quarter of 1995. Management anticipates that operating losses will be incurred at new branches until a customer base is developed, which may take several months. However, the Company attempts to minimize such losses by opening branches located in warm climates at the beginning of the cooling season, when sales of air-conditioning products are significantly greater than during the autumn and winter months.

     Sales increased 56%, to $18,881,388 for the quarter ended May 31, 1996, compared to $12,093,847 for the quarter ended May 31, 1995. Of 16 branches open for more than one year at the beginning of the quarter, 13 attained sales increases above 10%; for the 16 branches, the average sales increase from 1995 to 1996 was 29%. Sales at Heating & Cooling Supply, Inc. ("HCS"), the Company's subsidiary in Las Vegas, increased 62% 1995 to 1996, as the company continued to gain additional business from the sale of the Janitrol brand of HVACR equipment to the new residential market segment of the HVACR industry. Sales of Janitrol equipment were 43% of HCS's total sales in the quarter ended May 31, 1996, compared to 22% in 1995, and comprised 75% of the total sales growth from 1995 to 1996. Sales at ACRS were favorably affected by record high temperatures in Texas during the month of May 1996.

                      ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MAY 31, 1996 AND MAY 31, 1995 (CONTINUED)

     The Company's gross margin percentage on sales was 19.0% for the quarter ended May 31, 1996, compared to 19.5% in 1995, but reversed the trend of declining quarterly gross margin percentage for the prior two years. The 19.0% quarterly gross margin percentage was the highest since the same quarter of 1995, and resulted from both an improvement in margin percentage at ACRS and the margin percentage attained by Ener-Tech Industries ("ETI"), a subsidiary acquired by the Company in January 1996. A renewed effort by management to reduce net product costs resulted in an increase in gross margin percentage at ACRS. ETI specializes in the sale of controls and engineered control systems used in commercial facilities, and obtains a higher gross margin percentage for its value-added engineering and assembly processes than the Company's other subsidiaries.

     Selling, general and administrative expenses ("SG&A") increased 48% in the quarter ended May 31, 1996 compared to the same quarter of 1995, because of the costs associated with the additional branch operations described above. Expressed as a percentage of sales, SG&A expenses declined from 18.3% in 1995 to 17.4% in 1996. Without the costs of opening new branches, the ratio of SG&A expenses to sales improved significantly at both ACRS and HCS.

     Beginning in the quarter ended May 31, 1996, the Company earned revenue from a supplier by providing warehousing and shipping services to another distributor of the supplier. Such revenue comprises most of the net other operating income reflected in the statement of operations. The Company expects to continue this arrangement at least through December 1996. Net other operating income also includes energy services income which declined from 1995 because of the expiration of the Company's contracts with users. The Company now provides services on a month-to-month basis to a single customer with twelve facilities. Management cannot estimate how long such an informal arrangement may continue.

     Interest expense increased 46% from 1995 to 1996, but declined from 1.1% to 1.0% of sales. Although the Company has incurred substantial additional indebtedness, it has benefitted from an interest rate reduction negotiated in connection with the most recent increase in its line of credit. See Liquidity and Capital Resources, below.

     The Company incurs minimal income tax expense because of its substantial net operating loss carryforwards. Income tax expense also includes a provision for certain state income taxes. See Liquidity and Capital Resources, below.

                      ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $8,118,000 at February 29, 1996 to $9,591,000 at May 31, 1996, as a result of the Company's increased operations. Current assets increased 23% from February 29 to May 31, 1996, principally in accounts receivable and inventory. A substantial majority of the increase in inventory was used to stock new branch operations and has been financed with additional trade credit. The increase in accounts receivable is attributable to the growth in the Company's sales and has been largely financed through long-term borrowings. Gross receivables represented 39 days of sales at May 31, 1996, compared to 49 days of sales at February 29, 1996, reflecting a normal seasonal trend.

     At May 31, 1996, the Company's outstanding borrowings under its bank line of credit were $6.8 million, compared to $4.9 million at February 29, 1996. In June 1996, the Company borrowed the remaining available $600,000 under its credit line. Management does not believe that the Company will have further requirements for financing from outside sources during the current fiscal year because of the cash flow expected to be generated from operations during the second and third quarters of the year.

     The Company continually examines other business opportunities, including acquisitions, within the HVACR industry. However, management does not plan to actively seek a sizable acquisition or to open additional branch operations during the current fiscal year, but rather to concentrate on developing FCS. Management believes that Florida, the third largest state in terms of installed air conditioning systems, represents a significant opportunity for future expansion.

     The Company has approximately $34 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  None.

(b) No report on Form 8-K was filed during the quarter ended May 31, 1996.







                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ACR GROUP, INC.





     July 15, 1996             /s/ Anthony R. Maresca
- ---------------------------    -----------------------------------
Date                           Anthony R. Maresca
                               Senior Vice-President and
                               Chief Financial Officer