Form 10-Q
period 1996-08-31
ACR GROUP INC
filed 1996-10-15
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


                         Commission file number 0-12490


                                 ACR GROUP, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                      74-2008473
  -------------------------------                 ---------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas            77042
----------------------------------------------    ---------------------
  (Address of principal executive offices)              (Zip Code)

                                (713) 780-8532
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.               Yes   X    No
                                                           -------    -------

Shares of Common Stock outstanding at September 30, 1996 - 10,371,555.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               August 31,    February 29,
                                                  1996            1996
                                               -----------   -------------
                                               (Unaudited)
Current assets:
  Cash                                         $   218,467    $   348,162
  Accounts receivable, net                      10,331,477      7,188,839
  Inventory                                     11,930,934      9,934,637
  Prepaid expenses and other                       122,901        151,027
  Deferred income taxes                            136,000        136,000
                                               -----------    -----------
    Total current assets                        22,739,779     17,758,665
                                               -----------    -----------
Property and equipment, net of
 accumulated depreciation                        2,521,377      2,110,997
Deferred income taxes                              544,000        544,000
Goodwill, net of accumulated amortization        1,445,956      1,470,665
Other assets                                       335,333        125,959
                                               -----------    -----------
                                               $27,586,445    $22,010,286
                                               -----------    -----------
                                               -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt         $   793,556    $   714,810
  Accounts payable                               9,704,994      8,377,600
  Accrued expenses and other liabilities         1,136,815        548,194
                                               -----------    -----------
    Total current liabilities                   11,635,365      9,640,604

Long-term debt and capital lease
 obligations, less current maturities            9,074,953      6,703,470
                                               -----------    -----------
    Total liabilities                           20,710,318     16,344,074
                                               -----------    -----------

Shareholders' equity:
  Common stock                                     103,716        102,466
  Additional paid-in capital                    41,550,770     41,427,020
  Accumulated deficit                          (34,778,359)   (35,863,274)
                                               -----------    -----------
    Total shareholders' equity                   6,876,127      5,666,212
                                               -----------    -----------
                                               $27,586,445    $22,010,286
                                               -----------    -----------
                                               -----------    -----------

                The accompanying notes are an integral part
                 of these condensed financial statements.

                     ACR GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                               Six months ended          Three months ended
                                  August 31,                 August 31,
                          -------------------------   -------------------------
                             1996          1995          1996           1995
                          -----------   -----------   -----------   -----------
Sales                     $44,029,682   $29,583,522   $25,148,294   $17,489,675
Cost of sales              35,540,071    23,892,800    20,250,455    14,160,595
                          -----------   -----------   -----------   -----------
Gross profit                8,489,611     5,690,722     4,897,839     3,329,080

Selling, general and
 administrative expenses   (7,261,992)   (4,784,364)   (3,981,208)   (2,570,497)
Other operating income        257,159        89,137        91,869        33,259
                          -----------   -----------   -----------   -----------
Operating income            1,484,778       995,495     1,008,500       791,842
Interest expense             (440,060)     (298,647)     (246,682)     (165,916)
Other non-operating
 income                        72,037        33,648        38,365        19,653
                          -----------   -----------   -----------   -----------
Income before taxes         1,116,755       730,496       800,183       645,579

Provision for
 income taxes                 (31,840)       (7,500)      (22,605)       (7,500)
                          -----------   -----------   -----------   -----------
Net income                $ 1,084,915   $   722,996   $   777,578   $   638,079
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------
Average outstanding
 common and equivalent
 shares                    10,600,841    10,587,252    10,713,751    10,558,958
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------
Earnings per share        $       .10   $       .07   $       .07   $       .06
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six months ended
                                                               August 31,
                                                       ------------------------
                                                           1996          1995
                                                       -----------  -----------
Operating activities:
  Net income                                           $ 1,084,915  $   722,996
  Adjustments to reconcile net income to net
   cash (used in) operating activities:
    Depreciation and amortization                          331,756      254,859
    Compensation from stock grant                          125,000
    Increase (decrease) from changes in:
      Accounts receivable                               (3,142,638)  (3,125,383)
      Inventory                                         (1,996,297)     559,024
      Prepaid expense and other assets                    (181,248)     166,890
      Accounts payable                                   1,327,394      385,594
      Accrued expenses and other liabilities               588,621      235,306
                                                       -----------  -----------
Net cash used in operating activities                   (1,862,497)    (800,714)
                                                       -----------  -----------
Net cash used in investing activities:
  Acquisition of property and equipment                   (386,078)    (641,336)
                                                       -----------  -----------

Financing activities:
  Proceeds from borrowings                               2,571,862    2,057,608
  Repayment of debt                                       (452,982)    (401,002)
                                                       -----------  -----------

Net cash provided by financing activities                2,118,880    1,656,606
                                                       -----------  -----------

Net increase (decrease) in cash                           (129,695)     214,556
Cash at beginning of year                                  348,162      162,745
                                                       -----------  -----------
Cash at end of period                                  $   218,467  $   377,301
                                                       -----------  -----------
                                                       -----------  -----------
Schedule of non-cash investing and
 financing activities:
  Purchase of equipment under capital leases
   (net of cash paid)                                  $   331,349  $   211,920



                 The accompanying notes are an integral part
                  of these condensed financial statements.

                                 ACR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1  - BASIS OF PRESENTATION

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation. The results of operations for the three and six-month periods ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     All inventories represent finished goods held for sale.


2  - CONTINGENT LIABILITIES

     The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 1996, the cost of such inventory held in the bonded warehouses was $10,216,473.

     The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. The Company believes that substantially all consigned merchandise will be sold in the ordinary course of business before any purchase obligation is incurred.


3  - INCOME TAXES

     The provision for income taxes consists of alternative minimum federal income taxes and state income taxes. Federal income taxes on taxable income are substantially offset by the benefit of the Company's net operating loss and tax credit carryforwards.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

SIX MONTHS ENDED AUGUST 31, 1996 COMPARED TO 1995

     Net income increased to $1,084,915 for the six months ended August 31, 1996 (fiscal 1997), compared to $722,996 for the six months ended August 31, 1995 (fiscal 1996), an increase of 50% The improved results of operations were generally attributable to increased operating income at ACR Supply, Inc. ("ACRS") and at Heating and Cooling Supply, Inc. ("HCS"), both of which reflect fiscal 1997 earnings that were more than double the earnings of each company for the first six months of fiscal 1996. The Company's enhanced operating results from existing branch operations enabled the Company to more than offset operating losses in connection with the five branch operations opened during the first quarter of fiscal 1997. Such losses, which were approximately $280,000 during the six month period ended August 31, 1996, are expected by the Company during the initial months after opening a branch, but have been exacerbated during fiscal 1997 by lower than expected sales at Florida Cooling Supply, Inc. ("FCS") which was opened in April 1996. During the same period of fiscal 1996, the Company opened two new branch operations which did not experience an aggregate operating loss.

     Consolidated sales increased 49% from fiscal 1996 to 1997. Sales at branches opened or acquired after the second quarter of fiscal 1996 accounted for 47% of this increase. Of 16 branches that had been open more than a year at the beginning of fiscal 1996, 15 experienced a gain in sales for the first six months of fiscal 1997, with the average increase equal to 17%. Sales at HCS increased 54% from fiscal 1996 to 1997, as construction spending in the Las Vegas area continued unabated. Sales at ACRS increased 25% from fiscal 1996 to 1997 although there were no additional branches of ACRS opened in fiscal 1997.

     The Company's gross margin percentage on sales increased from 19.2% in fiscal 1996 to 19.3% in fiscal 1997, the first comparative increase in margin percentage in three years. The gross margin percentage attained by Ener-Tech Industries, Inc. ("ETI"), which was acquired in January 1996, and by Florida Cooling Supply, Inc. ("FCS"), which was started in fiscal 1997, exceed the Company's average and offset the comparatively lower gross margin percentage experienced at HCS, Total Supply, Inc. ("TSI") and Valley Supply, Inc. ("VSI"), each of which have a large volume of low-margin equipment in its sales mix. In addition, the gross margin percentage at ACRS has increased during fiscal 1997 as a result of management's effort to reduce net product costs.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995 (continued)

SIX MONTHS ENDED AUGUST 31, 1996 COMPARED TO 1995 (continued)

     Selling, general and administrative ("SG&A") expenses increased 52% from fiscal 1996 to 1997, and, expressed as a percentage of sales, such expenses increased from 16.2% in fiscal 1996 to 16.5% in fiscal 1997. The increase in SG&A expenses as a percentage of sales is attributable to a non-recurring charge of $125,000 recorded in the second quarter of fiscal 1997 for performance-based compensation pursuant to an employment contract. Generally, the Company expects SG&A expenses to decline as a percentage of sales as the volume of sales increases. However, in fiscal 1997, SG&A expenses as a percentage of sales at ETI and FCS have been high because of lower than expected sales. Management believes that if sales at ETI and FCS reach expected levels, SG&A expenses as a percentage of sales will decline as anticipated.

     Beginning in fiscal 1997, the Company has earned revenue from a supplier by providing warehousing and shipping services to another distributor of the supplier. Such revenue comprises the majority of net other operating income reflected in the statement of operations. The Company expects to continue this arrangement at least through December 1996. Net other operating income also includes energy services income which has declined slightly in fiscal 1997 from fiscal 1996. Although all of the Company's energy services contracts have expired, the Company continues to provide services on a month-to-month basis to a single customer with twelve facilities. Management cannot estimate how long such an informal arrangement may continue.

     Interest expense increased 47% from fiscal 1996 to fiscal 1997 but remained unchanged at 1.0% of sales. The higher level of interest expense has resulted from greater borrowings necessary to provide the working capital to support the Company's sales growth rate.

     The provision for income taxes consists of alternative minimum federal income taxes and state income taxes. Federal income taxes on taxable income are substantially offset by the benefit of the Company's net operating loss and tax credit carryforwards. See Liquidity and Capital Resources, below.

     Management is engaged in various initiatives designed to increase sales at both ETI and FCS. The Company has opened a branch of ETI in Memphis, where it is located in the same facility as a branch of VSI, which is based in Memphis. Management believes that many of VSI's customers will also purchase the products distributed by ETI, which generally consist of building controls and control systems. Conversely, management also believes that customers that seek to purchase certain building controls that are distributed exclusively by ETI will also purchase other heating and air conditioning products sold by VSI.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995 (continued)

SIX MONTHS ENDED AUGUST 31, 1996 COMPARED TO 1995 (continued)

Management is aggressively seeking to obtain the distribution rights for a line of HVAC equipment to be sold at FCS. Presently, FCS sells almost no HVAC equipment, which deters sales to customers who wish to purchase all of their requirements from a single HVAC distributor.


THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO 1995

     Much of the preceding analysis with respect to the six-month periods ended August 31, 1996 and 1995 is applicable to the three-month periods then ended. Net income increased 22%, from $638,079 in 1995 to $777,578 in 1996. The operating losses experienced at the branches opened in the first quarter of fiscal 1997 declined significantly in the second quarter. With its sales consisting predominantly of air conditioning products because of its geographic concentration in the Sun Belt, the Company's sales and results of operations are subject to significant seasonal fluctuations. In the Company's fiscal year, the second quarter, ending August 31, is the most profitable and has the greatest sales volume.

     Consolidated sales increased 44% from 1995 to 1996, with sales at ACRS, TSI, HCS and VSI increasing 22%, 56%, 48% and 31%, respectively. Sales at HCS reached record levels each succeeding month during the quarter. Contributing to the increase in TSI's and VSI's sales compared to 1995 are new branch operations that have been opened since the second quarter of fiscal 1996.

     Gross margin percentage in the quarter ended August 31, 1996 was 19.5%, compared to 19.0% in 1995. Notably, the Company's gross margin percentage was greater in the second quarter of fiscal 1997 than in the first quarter. Customarily, the gross margin percentage is lowest in the second quarter of the fiscal year because of a higher proportion of equipment sold than in any other quarter. This unusual circumstance supports management's belief that its efforts to reverse the downward trend of the Company's gross margin percentage have been successful.

     For the reasons stated above, SG&A expenses as a percentage of sales increased from 14.7% in 1995 to 16.2% in 1996. Interest expense as a percentage of sales was essentially unchanged from 1995 to 1996.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $5,817,923 at February 29, 1996 to $11,104,414 at August 31, 1996, as a result of the Company's increased operations. At August 31, 1996, current assets were 28% greater than at February 29, reflecting expected seasonal trends. Gross receivables represented 40 days of sales at August 31, 1996, compared to 49 days at February 29, also reflecting the usual seasonal adjustment.

     At August 31, 1996, the Company had fully utilized the borrowings available under its bank line of credit. The Company's outstanding borrowings under its credit line were $7.4 million at August 31, compared to $4.9 million at February 29, 1996. Management does not believe that the lack of borrowing capacity under its bank line of credit will impair the Company's existing operations because the Company generates significant cash flow during the third quarter of its fiscal year as the level of sales and inventory purchases decline from the peak levels experienced during the first and second quarters of the fiscal year. Management may, however, consider securing an increase in its credit line in order to take advantage of opportunities for expansion that may arise in late 1996.

     In October 1996, the Company entered into an agreement pursuant to which St. James Capital Partners, L.P. ("St. James"), based in Houston, will make available to the Company up to $5 million that may be used in connection with acquisitions by the Company. Under the terms of the agreement, St. James may also provide other investment banking services to the Company in connection with specific acquisition opportunities. Although the Company continually considers other business opportunities, prior to this arrangement, management had not planned to actively seek any sizable acquisitions during the remainder of fiscal 1997. In light of the available acquisition financing, management intends to renew its efforts to identify suitable acquisitions.

     The Company has approximately $34 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

                           PART II - OTHER INFORMATION


ITEM 4. - RESULTS OF VOTES OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on August 22, 1996, the shareholders of the Company voted on and approved the following issues.

     Issue 1  -  Election of Directors for a term of one year expiring at the next Annual Meeting of Shareholders:

                                               Shares      Shares
                                                For       Withheld
                                              ---------   --------
           Thomas W. Courtney                 8,130,232   117,545
           Anthony R. Maresca                 8,239,317     8,460
           Ronald T. Nixon                    8,239,317     8,460
           Herbert E. Stansbury, Jr.          8,239,017     8,760
           Alex Trevino, Jr.                  8,239,317     8,460


     Issue 2  -  Approval of 1996 Stock Option Plan

           Shares For               7,968,357
           Shares Against              72,321
           Shares Abstain              12,365



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended August 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACR GROUP, INC.





    October 15, 1996                    /s/  ANTHONY R. MARESCA
------------------------                -------------------------------------
Date                                    Anthony R. Maresca
                                        Senior Vice-President and
                                        Chief Financial Officer