Form 10-Q
period 1996-11-30
ACR GROUP INC
filed 1997-01-14
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________


                        Commission file number 0-12490


                                 ACR GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Texas                                     74-2008473
       -------------------------------                    -------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas                   77042
----------------------------------------------            -------------------
   (Address of principal executive offices)                    (Zip Code)

                                (713) 780-8532
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/    No / /

Shares of Common Stock outstanding at December 31, 1996 - 10,371,555.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 November 30,    February 29,
                                                     1996            1996
                                                 -----------     ------------
                                                 (Unaudited)

Current assets:
     Cash                                        $   262,075    $   348,162
     Accounts receivable, net                      9,927,999      7,188,839
     Inventory                                    10,765,929      9,934,637
     Prepaid expenses and other                      133,677        151,027
     Deferred income taxes                           136,000        136,000
                                                 -----------    -----------

          Total current assets                    21,225,680     17,758,665
                                                 -----------    -----------

Property and equipment, net of accumulated
  depreciation                                     2,820,737      2,110,997
Deferred income taxes                                544,000        544,000
Goodwill, net of accumulated amortization          1,433,601      1,470,665
Other assets                                         293,312        125,959
                                                 -----------    -----------

                                                 $26,317,330    $22,010,286
                                                 -----------    -----------
                                                 -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt        $ 1,081,103    $   714,810
     Accounts payable                              7,872,970      8,377,600
     Accrued expenses and other liabilities        1,184,372        548,194
                                                 -----------    -----------

          Total current liabilities               10,138,445      9,640,604

Long-term debt, less current maturities            9,124,484      6,703,470
                                                 -----------    -----------

          Total liabilities                       19,262,929     16,344,074
                                                 -----------    -----------

Shareholders' equity:
     Common stock                                    103,716        102,466
     Additional paid-in capital                   41,550,770     41,427,020
     Accumulated deficit                         (34,600,085)   (35,863,274)
                                                 -----------    -----------

          Total shareholders' equity               7,054,401      5,666,212
                                                 -----------    -----------

                                                 $26,317,330    $22,010,286
                                                 -----------    -----------
                                                 -----------    -----------

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                    Nine months ended            Three months ended
                                        November 30,                  November 30,
                                   -------------------------    -----------------------
                                      1996          1995           1996          1995
                                  -----------    -----------    -----------   -----------
Sales                             $62,911,596    $43,540,915    $18,881,914   $13,957,393
Cost of sales                      50,792,694     35,290,889     15,252,623    11,398,089
                                  -----------    -----------    -----------   -----------
Gross profit                       12,118,902      8,250,026      3,629,291     2,559,304

Selling, general and
  administrative expenses         (10,569,431)    (7,279,767)    (3,307,439)   (2,495,403)
Other operating income                337,941        111,649         80,782        22,512
                                  -----------    -----------    -----------   -----------
Operating income                    1,887,412      1,081,908        402,634        86,413

Interest expense                     (675,073)      (476,075)      (235,013)     (177,428)
Other non-operating income             96,359         52,565         24,322        18,917
                                  -----------    -----------    -----------   -----------

Income (loss) before taxes          1,308,698        658,398        191,943       (72,098)

Provision for income taxes            (45,509)       (15,932)       (13,669)       (8,432)
                                  -----------    -----------    -----------   -----------
Net income (loss)                 $ 1,263,189    $   642,466    $   178,274   $   (80,530)
                                  -----------    -----------    -----------   -----------
                                  -----------    -----------    -----------   -----------

Average outstanding common
     and equivalent shares         10,957,049     10,573,296     11,206,003    10,529,069
                                  -----------    -----------    -----------   -----------
                                  -----------    -----------    -----------   -----------
Earnings (loss) per share         $       .12    $       .06    $       .02   $      (.01)
                                  -----------    -----------    -----------   -----------
                                  -----------    -----------    -----------   -----------


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                     Nine months ended
                                                        November 30,
                                                  -------------------------
                                                     1996           1995
                                                  ----------    -----------
Operating activities:
  Net income                                      $1,263,189    $   642,466
  Adjustments to reconcile net income
    to net cash (used in) operating
    activities:
    Depreciation and amortization                    511,712        393,636
    Compensation from stock grant                    125,000
    Increase (decrease) from changes in:
      Accounts receivable                         (2,739,160)    (2,022,239)
      Inventory                                     (831,292)       729,669
      Prepaid expense and other assets              (170,385)       216,076
      Accounts payable                              (504,630)      (891,087)
      Accrued expenses and other liabilities         636,178        193,799
                                                  ----------    -----------

Net cash used in operating activities             (1,709,388)      (737,680)
                                                  ----------    -----------

Investing activities:
  Acquisition of property and equipment, net        (538,713)      (759,968)
  Payments to seller and for acquisition costs
    in excess of cash acquired                                      (35,000)
                                                  ----------    -----------

Net cash used in investing activities               (538,713)      (794,968)
                                                  ----------    -----------

Financing activities:
  Proceeds from borrowings                         2,701,862      2,445,019
  Repayment of debt                                 (539,848)      (705,321)
                                                  ----------    -----------

Net cash provided by financing activities          2,162,014      1,739,698
                                                  ----------    -----------

Net increase (decrease) in cash                      (86,087)       207,050
Cash at beginning of year                            348,162        162,745
                                                  ----------    -----------

Cash at end of period                             $  262,075    $   369,795
                                                  ----------    -----------
                                                  ----------    -----------

Schedule of non-cash investing and
  financing activities:
  Purchase of property and equipment
    (net of cash paid):
    For notes payable                             $  250,000    $       -0-
    Under capital leases                             375,293        228,255
  Acquisition of subsidiary:
    Liabilities in excess of assets acquired                         31,436
    Goodwill                                                         96,437
    Note payable to seller                                           30,000

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                 ACR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1  -  BASIS OF PRESENTATION

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation. The results of operations for the three and nine-month periods ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     All inventories represent finished goods held for sale.


2  - CONTINGENT LIABILITIES

     The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 1996, the cost of such inventory held in the bonded warehouses was $11,912,084.

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

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995


NINE-MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO 1995

     Net income increased to $1,263,189 for the nine months ended November 30, 1996 (fiscal 1997), compared to $642,466 for the nine months ended November 30, 1995 (fiscal 1996), an increase of 97%. The improved results of operations were generally attributable to increased operating income at ACR Supply, Inc. ("ACRS") and at Heating and Cooling Supply, Inc. ("HCS"), both of which reflect fiscal 1997 earnings that are more than double earnings for the first nine months of fiscal 1996. The Company's enhanced operating results from existing branch operations enabled the Company to more than offset operating losses related to the five branch operations opened during the first quarter of fiscal 1997. Such losses, which were approximately $375,000 during the nine month period ended November 30, 1996, are expected by the Company during the initial months after opening a branch, but have been exacerbated during fiscal 1997 by lower than expected sales at Florida Cooling Supply, Inc. ("FCS") which was opened in April 1996.

     Consolidated sales increased 44% from fiscal 1996 to 1997. Sales at branches opened or acquired after the second quarter of fiscal 1996 accounted for 57% of this increase. Of 16 branches that had been open more than a year at the beginning of fiscal 1996, 13 experienced a gain in sales for the first nine months of fiscal 1997, with the average increase equal to 19%. Sales at HCS increased 39% from fiscal 1996 to 1997, as the Las Vegas economy continued its phenomenal growth. In addition, HCS's sales of Janitrol equipment, which is used principally in the residential market, increased 84% from fiscal 1996 to 1997. Sales at ACRS increased 22% from fiscal 1996 to 1997 although there were no additional branches of ACRS opened in fiscal 1997.

     The Company's gross margin percentage on sales increased from 18.9% in fiscal 1996 to 19.3% in fiscal 1997, reversing a downward trend of the previous three years. The gross margin percentage attained by Ener-Tech Industries, Inc. ("ETI"), which was acquired in January 1996, and by FCS, which was started in fiscal 1997, exceed the Company's average and offset the comparatively lower gross margin percentage experienced at HCS, Total Supply, Inc. ("TSI") and Valley Supply, Inc. ("VSI"), all of which have a large volume of low-margin equipment in its sales mix. In addition, the gross margin percentage at ACRS has increased during fiscal 1997 as a result of management's effort to reduce net product costs.

                        ACR GROUP, INC. AND SUBSIDIARIES

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995 (continued)

NINE-MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO 1995 (continued)

     Selling, general and administrative ("SG&A") expenses have increased 45% from fiscal 1996 to 1997, and expressed as a percentage of sales, such expenses have increased from 16.7% in fiscal 1996 to 16.8% in fiscal 1997. The increase in SG&A expenses as a percentage of sales is attributable to a non-recurring charge of $125,000 recorded in the second quarter of fiscal 1997 for performance-based compensation pursuant to an employment contract. Generally, the Company expects SG&A expenses to decline as a percentage of sales as the volume of sales increases. However, SG&A expenses as a percentage of sales are unusually high during the first year of new branch operations as sales volume gradually increases to expected levels.

     Beginning in fiscal 1997, the Company has earned revenue from a supplier by providing warehousing and shipping services to another distributor of the supplier. Such revenue comprises the majority of net other operating income reflected in the statement of operations. This arrangement was modified by the supplier in January 1997 such that calendar 1997 revenues will be earned at a rate approximately equal to 70% of the rate in calendar 1996. Net other operating income also includes energy services income which has declined slightly in fiscal 1997 from fiscal 1996. Although all of the Company's energy services contracts have expired, the Company continues to provide services on a month-to-month basis to a single customer with twelve facilities. Management cannot estimate how long such an informal arrangement may continue.

     Interest expense increased 42% from fiscal 1996 to fiscal 1997, and increased from 1.0% to 1.1% of sales. The higher level of interest expense has resulted from greater borrowings necessary to provide the working capital to support the Company's sales growth rate.

     The Company incurs minimal income tax expense because of its substantial net operating loss carryforwards. Income tax expense includes a provision for certain state income taxes. See Liquidity and Capital Resources, below.

     During the third quarter of fiscal 1997, management obtained the distribution rights for a line of HVACR equipment to be sold at FCS. The equipment is manufactured by the supplier of HVACR equipment to ACRS.
Management expects that the availability of a broad line of equipment will accelerate the sales growth rate of FCS. The Company has opened a branch of ETI in Memphis, where it is located in the same facility as a branch of VSI, which is based in Memphis. Management believes that many of VSI's customers will also purchase the products distributed by ETI, which generally consist of building controls and control systems. Conversely, management also believes that customers that seek to purchase certain building controls that are distributed exclusively by ETI will also purchase other heating and air conditioning products sold by VSI.

                       ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995 (continued)


THREE-MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO 1995

     Much of the preceding analysis with respect to the nine month periods ended November 30, 1996 and 1995 is applicable to the three month periods then ended. Net income in the quarter ended November 30, 1996 was $178,274, compared to a loss of $(80,530) in the third quarter of fiscal 1996. Operating losses declined during the third quarter at both ETI and FCS, as marketing efforts at both companies began to generate positive results. In addition, contrary to the seasonality of the Company's other operations, ETI traditionally generates greater sales during the cooler seasons of the year. The building controls which comprise substantially all of ETI's products are used predominantly in gas heating applications.

     At the end of October 1996, the Company closed one of its FCS branch operations pursuant to the settlement terms of litigation that was initiated by another HVACR distributor in Florida. Costs associated with closing the branch were not material.

     Consolidated sales increased 35% from 1995 to 1996, with sales at ACRS, TSI, HCS and VSI increasing 15%, 34%, 15% and 54%, respectively.
Contributing to the increase in TSI's and VSI's sales compared to 1995 are new branch operations that have been opened since the second quarter of fiscal 1996.

     For the reasons stated above, gross margin percentage in the quarter ended November 30, 1996 was 19.2%, compared to 18.3% in the same quarter in 1995.

     SG&A expenses as a percentage of sales declined from 17.9% in 1995 to 17.5% in 1996, as a result of the growth in sales at ETI and FCS. Interest expense as a percentage of sales declined from 1.3% in 1995 to 1.2% in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $8,118,000 at February 29, 1996 to $11,087,000 at November 30, 1996, as a result of the Company's increased operations and additional borrowings of long-term debt. Gross receivables represented 52 days of sales at November 30, 1996, compared to 50 days at November 30, 1995, reflecting more liberal payment terms that the Company has granted certain large customers during fiscal 1997.

                       ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

     At November 30, 1996, the Company had fully utilized the borrowings available under its bank line of credit. The Company's outstanding borrowings under its credit line were $7.4 million at November 30, compared to $4.9 million at February 29, 1996. At November 30, 1996, the Company obtained a waiver of a certain covenant in its loan agreement with its principal secured lender. The Company expects to be in compliance with all covenants as of February 28, 1997. Management does not believe that the lack of borrowing capacity under its bank line of credit will impair the Company's existing operations. Management expects to begin negotiating an increase in its credit line during the fourth quarter of fiscal 1997 to ensure adequate financing for the Company's anticipated growth during fiscal 1998.

     During the quarter ended November 30, 1996, the Company acquired a parcel of land in Las Vegas on which it plans to construct an office/warehouse to replace the existing branch operation. Of the $400,000 purchase price, $130,000 was borrowed under the Company's term loan facility and $250,000 was financed by the seller. The seller financing matures in September 1997. Management is seeking to sell the property to a buyer who will construct the building and lease the completed facility to the Company under a long-term lease.

     In October 1996, the Company entered into an agreement pursuant to which St. James Capital Partners, L.P. ("St. James"), based in Houston, will make available to the Company up to $5 million that may be used in connection with acquisitions by the Company. In December 1996 and January 1997, the Company entered into letters of intent to acquire an HVACR wholesale distributor and a manufacturer of electrostatic filters. The aggregate purchase price of the two acquirees is estimated to be $3.3 million, with approximately one-half of the purchase price to be paid to the sellers in cash, and the balance to be financed by the sellers. The Company expects to obtain from St. James the cash required for the acquisitions. The terms of the financing to be provided by St. James have not yet been negotiated, but are likely to include a provision to permit conversion of such indebtedness to equity of the Company at a price in excess of the current market price for the Company's common stock. The Company expects to consummate the two acquisitions before the end of fiscal 1997; however, there has been no definitive agreement executed for either planned acquisition.

     The Company has approximately $33 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

                          PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended November 30, 1996.



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ACR GROUP, INC.



   January 14, 1997                              /s/ Anthony R. Maresca
----------------------                           ----------------------------
Date                                             Anthony R. Maresca
                                                 Senior Vice-President and
                                                 Chief Financial Officer