Form 10-K
period 1997-02-28
ACR GROUP INC
filed 1997-06-13
CIK 711307

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                               ------------------


                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year Ended                         Commission File Number
February 28, 1997                                        0-12490


                                ACR GROUP, INC.
             (Exact name of registrant as specified in its Charter)



               Texas                                 74-2008473
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)


             3200 Wilcrest Drive, Suite 440, Houston, Texas  77042
              (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:     (713) 780-8532

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by nonaffiliates of the registrant on April 30, 1997 was $23,302,056. The aggregate market value was computed by reference to the last trading price as reported on the National Association of Securities Dealers Automated Quotation System. For the purposes of this response, Executive Officers, Directors and holders of more than 10% of the Registrant's common stock are considered affiliates of the registrant.

         The number of shares outstanding of the registrant's common stock as of April 30, 1997: 10,371,555 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 1997 is incorporated by reference in answer to Part III of this report.

                               TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I

         Item 1. Business                                                                                              4

         Item 2. Properties                                                                                            9

         Item 3. Legal Proceedings                                                                                     9

         Item 4. Submission of Matters to a Vote of
                 Security-Holders                                                                                      9
PART II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                                10

         Item 6. Selected Financial Data                                                                              11

         Item 7. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                            13

         Item 8. Financial Statements and Supplementary Data                                                          20

         Item 9. Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                                                             41
PART III

        Item 10. Directors and Executive Officers of the Registrant                                                   41

        Item 11. Executive Compensation                                                                               41

        Item 12. Security Ownership of Certain Beneficial Owners and Management                                       41

        Item 13. Certain Relationships and Related Transactions                                                       41

PART IV

        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     42

                                     PART I

ITEM 1.  BUSINESS.

General

         ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the "Company" or "ACRG") is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started up seven additional HVACR distribution companies and now has 31 branch operations in seven states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, both through acquisitions and internal growth.

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

         There are many manufacturers of products used in the HVACR industry, and no single manufacturer dominates the market for a range of products. Some manufacturers limit the number and territory of wholesalers that may distribute their products, but exclusivity is rare. Many manufacturers will generally permit any distributor who satisfies customary commercial credit standards to sell their products. In addition, there are some manufacturers, primarily of equipment, that distribute their own products through factory branches. The widespread availability of HVACR products to distributors results in significant competition. There are several thousand HVACR wholesale distributors in the United States, and there is no single company or group of companies that dominates the HVACR distribution industry. The industry traditionally has been characterized by closely- held businesses with operations limited to local or regional geographic areas; however, a process of consolidation in this industry is ongoing, as many of these companies reach maturity and face strategic business issues such as ownership succession, changing markets and lack of capital to finance growth. Management's goal is to attract the present owners and management of such businesses by offering certain advantages related to economies of scale: lower cost of products from volume purchasing, new product lines, and financial, administrative and technical support.

         The Company believes that investing in the HVACR distribution industry has fewer economic risks than many other industries. Although the HVACR industry is affected by general economic conditions such as cycles in new home construction, sales of replacement equipment and repair parts for the existing base of installed air conditioning and heating systems provides a cushion against economic swings. The aftermarket is far less susceptible to changes in economic conditions than the new construction market and now represents approximately 70% of all units installed annually. This percentage should continue to increase as the base of installed systems expands. Much of the HVACR industry is also seasonal; sales of air conditioning and heating systems are generally largest during the times of the year when climatic conditions require the greatest use of such systems. Sales of refrigeration systems, which are generally to commercial customers, are subject to less seasonality.

Investments in HVACR Distribution Companies:

         ACR Supply, Inc.

         The Company acquired ACR Supply, Inc. ("ACRS") effective February 28, 1993, after making an initial investment in the company in 1991. At the end of fiscal 1997, ACRS had twelve branches in Texas and one in Louisiana. Most of ACRS's branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets. The company has yet to achieve a significant market share in either San Antonio or McAllen, Texas. In May 1997, ACRS opened its fourteenth branch in College Station, Texas.

         ACRS sells primarily to licensed contractors serving the residential and light commercial (restaurants, strip shopping centers, etc.) markets. The company's sales mix is approximately 35% equipment and 65% parts and supplies, with the equipment and parts generally directed to the aftermarket and the supplies used principally in new construction.

         Heating and Cooling Supply, Inc.

         The Company acquired Heating and Cooling Supply, Inc. ("HCS") in 1990. HCS operates from one location in Las Vegas, Nevada. There are approximately 20 independent HVACR distributors in the Las Vegas area that compete with HCS. Management believes that HCS is among the top three of such distributors in terms of annual sales from branch operations in the local area.

         HCS's sales growth in the past several years has mirrored the well-documented growth of the Las Vegas economy, and approximately 80% of HCS's sales are in the new construction markets. HCS has successfully expanded its business in the commercial HVACR market by emphasizing the company's capabilities in both the plan and specifications market and the specialty products market. HCS's proficiency in these two niches distinguishes it from most other HVACR distributors and, as a result, sales to commercial accounts were approximately 40% of total sales at the end of fiscal 1997.

         Total Supply, Inc.

         In 1990, the Company organized Total Supply, Inc. ("TSI") to fabricate air conditioning ductwork out of fiber glass ductboard, and in 1992 converted the company's business to HVACR wholesale distribution. Since December 1992, TSI has distributed the GMC brand of HVACR equipment in the Atlanta trade area. In 1995, TSI acquired a small distributor in south Georgia, which gave the company GMC distribution rights to almost the entire state of Georgia. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company's sales mix is approximately 68% equipment and 32% parts and supplies.

         TSI has four branches located in the Atlanta metropolitan area, one branch in Warner-Robins, a suburb of Macon, and one branch in Valdosta in far south Georgia.

         Valley Supply, Inc.

         In 1994, the Company organized Valley Supply, Inc. ("VSI") as an HVACR distributor in the Memphis, Tennessee trade area, which includes southwestern Tennessee, northern Mississippi and western Arkansas.
         The Company was granted the franchise to distribute the GMC line of equipment within this trade area, succeeding another distributor which ceased business operations. VSI employs most of the key personnel from that former GMC distributor. Although sales of GMC equipment initially comprised virtually all of VSI's sales, management has continuously emphasized increasing the breadth of higher profit HVACR parts and supplies stocked at VSI. Approximately 78% of VSI's sales consisted of GMC equipment in fiscal 1997. In fiscal 1997, the Company opened a second branch of VSI in Memphis to serve the southern section of the city and the north Mississippi trade area.

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

         ETI is an authorized distributor for Honeywell, Inc. for much of Tennessee and parts of Kentucky. By providing engineering services and assembly processes for its customers in connection with the sale of control systems, ETI obtains a higher gross margin on its sales than the Company's other distribution businesses. Additionally, ETI's sales tend to be greater in the cooler seasons of the year, when gas controls are in higher demand. In fiscal 1997, a branch of ETI was opened in the same physical location as the south Memphis branch of VSI.

         Florida Cooling Supply, Inc.

         In March 1996, the Company organized Florida Cooling Supply, Inc. ("FCS") and in April 1996, opened four branch operations in central Florida. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. FCS is managed by two persons with extensive industry experience in FCS's trade area. During fiscal 1997, FCS closed one of the initial four branches, and in May

         1997, opened a new branch in Tampa.

         Lifetime Filter, Inc.

         Effective as of January 1, 1997, the Company acquired Lifetime Filter, Inc. ("LFI"), a manufacturer of electrostatic air filters which sells its products principally to HVACR contractors and dealers by mail order. LFI is based in Katy, Texas, a suburb of Houston. The Company expects to augment LFI's sales by distributing LFI's filters throughout the Company's existing wholesale distribution network.


Energy Service Business

         In the early 1980's, the Company's primary business was the design, installation and management of integrated systems intended to reduce energy costs ("Systems") for users of commercial, industrial and institutional facilities. ACRG did not install any new Systems after 1985. Pursuant to service contracts, customers paid ACRG a specified percentage of the utility cost savings attributable to the Systems over the term of the contract. The Company's contracts for its remaining Systems all expired during fiscal 1996, but the Company continues to manage 13 Systems for a single customer on a month to month basis. The Company cannot predict for how long such an informal arrangement may continue.


Executive Officers of the Registrant

         The Company's executive officers are as follows:

         Name                     Age                    Position with the Company
         ----                     ---                    -------------------------
Alex Trevino, Jr.                 60               Chairman of the Board and President

Anthony R. Maresca                46               Senior Vice President, Secretary, Treasurer,
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

Employees

         As of February 28, 1997, the Company and its subsidiaries had approximately 195 full-time employees. In addition, LFI had approximately 15 workers who are leased from a national staff leasing company. In May 1997, these workers became employees of LFI. Neither the Company nor its subsidiaries routinely use temporary labor. None of the Company's employees are represented by any collective bargaining units. Management considers the Company's relations with its employees to be good.


ITEM 2.  PROPERTIES.

         The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms. Generally, a branch location will contain 10,000 to 20,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary's corporate office will be larger. The Company owns the facility occupied by the Pasadena, Texas branch of ACRS. During fiscal 1997, the Company acquired land in Las Vegas, Nevada and in Temple, Texas for the purpose of constructing buildings to replace the existing leased premises. The Company expects to sell each of the properties to parties who would construct office/warehouse buildings according to the Company's specifications and lease them to the Company under long-term arrangements.


ITEM 3.  LEGAL PROCEEDINGS.

         As of February 28, 1997 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1997.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock trades on the NASDAQ small-cap market under the symbol "ACRG." The table below sets forth the high and low sales prices based upon actual transactions.

                                                                      High               Low
                                                                    -------            --------
         Fiscal Year 1997
                 1st quarter ended 5/31/96                          $   13/16          $   9/16
                 2nd quarter ended 8/31/96                            1   1/8              9/16
                 3rd quarter ended 11/30/96                           2                     7/8
                 4th quarter ended 2/28/97                            2 15/16            1  5/8


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


         As of April 30, 1997, there were 541 holders of record of the Company's common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

         The Company has never declared or paid cash dividends on its common stock. The Company's loan agreements with two lenders each expressly prohibit the payment of dividends by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.


         The following selected financial data of the Company have been derived from the consolidated financial statements. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Report. As of February 28, 1993, the Company acquired ACR Supply, Inc.; the accounts of ACRS are consolidated in the Balance Sheet Data presented herein as of such date. The results of operations of ACRS are included in the Income Statement Data only for the fiscal years ending after February 28, 1993. Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 with respect to accounting for income taxes. As a result of implementing SFAS 109, $680,000 was included in net income in fiscal 1994 as the cumulative effect on prior periods. The Company has never paid any dividends.

         The Company has not recorded a provision for income taxes other than alternative minimum taxes and state income taxes for fiscal years 1994 through 1997 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. Additionally, the Company determined in the fourth quarter of fiscal 1997 that a further reduction in the deferred tax asset valuation allowance was appropriate given expectations of higher future taxable income and, as a result, recorded an additional tax benefit of $360,000.

                      (In thousands except per share data)



                                                  Year Ended February 28 or 29,                                   Year Ended
                                   ---------------------------------------------------------                        June 30,
 Income Statement Data:               1997           1996            1995            1994           1993 *           1992
                                   ----------     ----------      ----------      ----------      ----------      ----------
 Sales                             $   78,371     $   56,500      $   41,281      $   30,862      $    3,192      $    5,900
 Gross profit                          15,085         10,721           8,563           6,738             807           1,334
 Operating income (loss)                1,659            765             945             615             185            (635)
                                   ----------     ----------      ----------      ----------      ----------      ----------

 Income (loss) before income
   taxes, extraordinary item
   and cumulative effect of
   an accounting change                   887            199             562             443             219            (267)
 (Provision) benefit for
   income taxes                           258            (15)             (4)             (9)            (71)             --
 Extraordinary item                        --             --              --              --              71              --
 Cumulative effect of an
   accounting change                       --             --              --             680              --              --
                                   ----------     ----------      ----------      ----------      ----------      ----------

 Net income (loss)                 $    1,145     $      184      $      558      $    1,114      $      219      $     (267)
                                   ==========     ==========      ==========      ==========      ==========      ==========
 Amounts per share**:
   Earnings (loss) before
     extraordinary item and
     cumulative effect of
     an accounting change          $      .11     $      .02      $      .05      $      .04      $      .02      $     (.04)
   Extraordinary item                      --             --              --              --             .01              --
   Cumulative effect of an
     accounting change                     --             --              --             .07              --              --
                                   ----------     ----------      ----------      ----------      ----------      ----------


   Net earnings (loss)             $      .11     $      .02      $      .05      $      .11      $      .03      $     (.04)
                                   ==========     ==========      ==========      ==========      ==========      ==========

                                                  Year Ended February 28 or 29,                            As of
 Balance Sheet Data:               -----------------------------------------------------------------      June 30,
                                      1997         1996          1995          1994          1993           1992
                                   ---------     ---------     ---------     ---------     ---------     ---------
 Working capital                   $  11,080     $   8,118     $   5,818     $   3,338     $   1,945     $   1,524

 Total assets                         30,558        22,010        17,131        13,024         9,974         4,755

 Long-term obligations                11,160         6,703         3,728         1,752         1,094           342

 Shareholders' equity                  7,006         5,666         5,482         4,924         3,461         2,680


*        Transition period from July 1, 1992 to February 28, 1993

** On a fully diluted basis, earnings per share for the year ended February 28, 1997 was $.10 per share. For all other periods presented, fully diluted earnings per share did not differ materially from primary earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

         Operating income increased 117%, from $764,714 in fiscal 1996 to $1,658,674 in fiscal 1997, as a result of higher sales and gross profit margin, despite additional costs relating to the startup of new branch operations. Operating earnings at ACRS and HCS were particularly strong compared to fiscal 1996. Operating losses and non-recurring costs associated with the opening of five branches in fiscal 1997 amounted to more than $550,000. Net income also increased significantly, from $183,766 in fiscal 1996 to $1,144,788 in fiscal year 1997, with higher interest costs offset by a reduction in the deferred tax asset valuation allowance.

         Sales increased 39%, from $56.5 million to $78.4 million, in fiscal 1997 compared to fiscal 1996. Same store sales at the 18 branches in operation in the first quarter of fiscal 1996 increased 16% in both fiscal 1997 and 1996, with the balance of the increase in fiscal 1997 attributable to sales from FCS, ETI, three branches of TSI purchased or opened in late 1995 and a second branch of VSI in Memphis. All but three of the 18 branches recorded an increase in sales from fiscal 1996, and new branches subtracted sales from two of the three. Sales of equipment manufactured by Goodman Manufacturing Company, and sold under the GMC and Janitrol brand names, continued to escalate, increasing to $24 million in fiscal 1997 from $16.5 million in fiscal 1996. Sales at LFI, which was acquired in January 1997, represented only 1% of the increase in sales from fiscal 1996 to fiscal 1997.

         The Company's gross margin percentage increased to 19.2% in fiscal
1997 from 19.0% in fiscal 1996, although the margin percentage on GMC/Janitrol sales declined from 14.2% to 13.9%. The gross margin percentage at each of the Company's newest operations, ETI and FCS, is higher than the overall average, because of minimal HVACR equipment sales during fiscal 1997 at these companies. In the HVACR industry, the profit margin on sales of equipment, such as condensing units, furnaces and heat pumps, is generally less than on sales of parts and supplies. In addition, ETI provides engineering services in connection with sales of its control systems, and is able to command a higher gross margin on its sales with such value-added services. LFI, which manufactures most of the products that it sells, also obtains a much higher gross margin on its sales than the Company's wholesale operations, but because only two months of LFI's operations were included in the Company's fiscal 1997 results, this factor had little impact on the Company's overall margin in fiscal 1997.

         Selling, general and administrative costs ("SG&A") as a percentage of sales declined to 17.7% in fiscal 1997, compared to 17.8% in fiscal 1996. With payroll costs representing

57% and 56% of SG&A expenses (10.2% and 10.1% of sales) in fiscal 1997 and 1996, respectively, the Company focuses on increasing the sales volume of each of its branch operations as a means to generate higher gross profit without a proportional increase in number of employees or amount of non-payroll expenses. However, SG&A expenses as a percentage of sales are generally high during the first year of a new branch operation as sales volume gradually increases. The costs associated with opening new branches caused SG&A expenses to remain at a higher percentage of sales in fiscal 1997 than will be expected as such branches become more seasoned. Additionally, the Company recorded a non-recurring charge of $125,000 during fiscal 1997 for performance-based compensation pursuant to the employment contract of its chief executive officer.

         Beginning in fiscal 1997, the Company earned commission revenue from a supplier by providing warehousing and shipping services to another distributor of the supplier. This arrangement has been modified by the supplier such that revenues in calendar 1997 will be earned at a rate approximately equal to 70% of the rate in calendar 1996.

         Net energy services income increased 13% from fiscal 1996 to fiscal 1997 as the Company continued to provide services on a month-to-month basis to its remaining customer, following the expiration of its energy services contract in 1996. Management does not expect to negotiate another contract with the customer, but the customer is partially dependent on the Company for the proper operation of its HVACR systems. Management cannot estimate how long such an informal arrangement may continue.

         Interest expense increased 44% in fiscal 1997 compared to 1996 as a result of the Company's increased borrowings. In 1997, interest expense was 1.2% of sales, compared to 1.1% of sales in 1996. See Liquidity and Capital Resources, below. Other non-operating income increased 94% from fiscal 1996 to fiscal 1997 as the Company strengthened its policy to collect finance charges from customers with past due balances.

         Current income tax expense consists principally of state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below. In the fourth quarter of fiscal 1997, the Company determined that a further reduction in the deferred tax asset valuation allowance was appropriate given expectations of higher future taxable income and, as a result, recorded an additional tax benefit of $360,000.

         In April 1997, the Company acquired the assets and liabilities of ACH Supply, Inc. ("ACH"), a wholesale distributor of HVACR products with two branch operations in the Los Angeles area. ACH had sales of $2.8 million in its fiscal year ended June 30, 1996. Management of the Company believes that there are substantial opportunities to increase the business of ACH by opening new branch operations or acquiring other small distributors over the next several years.

         In May 1997, the Company entered into a letter of intent to acquire Contractors Heating & Supply, Inc. ("CHS"), a Denver-based HVACR distributor. CHS, which had calendar 1996 sales of $20 million, has three branches in Colorado and one in New Mexico. CHS's operations include a sheet metal shop which fabricates products sold through its distribution branches. See Liquidity and Capital Resources, below.

Fiscal 1996 Compared to Fiscal 1995

         Operating income declined 19%, from $945,607 in fiscal 1995 to $764,714 in fiscal 1996, because of lower gross margins on sales, startup costs associated with the opening of new branch operations, and increased inventory shrinkage. Additionally, higher interest costs associated with borrowings required to support the sales growth of the Company resulted in a reduction of net income to $183,766 in fiscal 1996, compared to $558,206 in fiscal 1995, a decline of 67%.

         Sales increased 37%, from $41.3 million in fiscal 1995 to $56.5 million in fiscal 1996, with each subsidiary reporting a significant increase in sales. Same store sales at ACRS increased 16% in fiscal 1996, compared to 13% in fiscal 1995. Sales at TSI increased 72% in fiscal 1996; aggregate sales at the two branches that existed at the beginning of fiscal 1996 increased 4% despite the opening during the year of two additional, larger branches within the sale metropolitan Atlanta trade area. TSI also acquired two branch operations in central and south Georgia which expanded the territory in which TSI has the distribution right to sell the GMC brand of HVACR equipment to almost the entire state of Georgia.

         Sales at HCS rose 45% in fiscal 1996, principally because of a substantial increase in the volume of Janitrol sales to the residential market sector. Janitrol equipment sales represented 36% of HCS's sales in fiscal 1996, compared to 9% in fiscal 1995, the first year that HCS distributed Janitrol equipment. Sales at VSI increased 80% in fiscal 1996 from fiscal 1995, when VSI first opened. During fiscal 1996, VSI gradually enlarged its sales of products other than GMC equipment. Sales of GMC equipment comprised 85% of VSI's sales in fiscal 1996, compared to 90% in fiscal 1995. The Company acquired ETI in January 1995, and its sales for the two-month period ended February 29, 1996 represented only 2% of the increase in the Company's from 1995 to 1996.

         The Company's gross margin percentage declined to 19.0% in fiscal 1996 from 20.7% in fiscal 1995, as a result of the continually increasing percentage of consolidated sales that are generated by TSI and VSI. Because TSI and VSI sell substantially more HVACR equipment than other products, and because their primary equipment supplier provides incentives to its distributors to induce a greater volume of sales at lower gross margins, their sales tend to depress the Company's consolidated gross margin percentage. In addition, the increase in Janitrol equipment sales at HCS, as described above, reduced HCS's gross margin percentage by almost 4% in fiscal 1996 compared to 1995. The gross margin percentage at ACRS also declined 1.6% in 1996, as the company gained market share in part by negotiating bulk sales to customers at low margins of products that could be shipped directly to the customer from the manufacturer.

         SG&A expenses as a percentage of sales declined to 17.8% in fiscal 1996, compared to 18.9% in fiscal 1995, following the expected trend as average sales per branch operation increase. Net operating income from energy services decreased 36% from fiscal 1995 to fiscal 1996. In 1995, the Company recognized non-recurring revenue following a review of an energy services contract which revealed that the Company had not received certain funds due under the terms of the contract. Excluding revenues from this contract, net energy service income declined 15% from 1995 to 1996. All of the Company's remaining energy services contracts expired in fiscal 1996.

         Interest expense increased 43% in fiscal 1996 compared to 1995 as a result of the Company's increased borrowings. Income tax expense consisted primarily of state income taxes in fiscal 1996 and 1995.

Liquidity and Capital Resources

         Working capital increased from $8,118,061 at February 29, 1996 to $11,080,075 at February 28, 1997 as a result of the Company's earnings and borrowings under the Company's revolving credit facility. Current assets increased 32% from 1996 to 1997, principally in accounts receivable and inventory. Accounts receivable represented 54 days of gross sales at the end of fiscal 1997, compared to 49 days of sales in receivables at the end of fiscal 1996 because of slow sales in February 1997 and extended payment terms that were provided to certain customers in fiscal 1997. Of the $3.7 million increase in inventory, $700,000 was attributable to an increase in pre-season shipments of air conditioning equipment received by ACRS from its primary supplier, and $1.9 million was located at operations started up or acquired in fiscal 1997. The remainder of the increase in inventory was acquired in anticipation of greater sales than the preceding year.

         The Company has credit facilities with a commercial bank ("Bank") which include an $8 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At February 28, 1997, the Company had fully utilized its line of credit with borrowings of $7.4 million and $.6 million in standby letters of credit and had outstanding borrowings under the term loan facility of $355,128. Borrowings under the revolving credit facility are secured by accounts receivable and inventory, and the permitted amount of outstanding borrowings at any time is limited to percentages of certain accounts receivable and inventory. Borrowings under the credit line bear interest at the Bank's prime rate plus 1/2%. Restrictive covenants of the loan agreement prohibit the Company from paying dividends, prepaying its debt to The Catalyst Fund, Ltd. (see Note 4 of Notes to Consolidated Financial Statements) or incurring other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. Additional borrowings under the revolving line of credit during fiscal 1997 were used for working capital necessary to open new branch locations and to support higher levels of sales at all of the Company's operations. See Results of Operations - Fiscal 1997 Compared to Fiscal 1996, above.

         The revolving line of credit matures on February 28, 1998. As a result of the Company's acquisitions during 1997, the Company was not in compliance with certain financial covenants under the revolving line of credit at February 28, 1997, and the Company has obtained waivers of such violations from the Bank through August 31, 1997. On May 12, 1997, as amended on June 10, 1997, the Company obtained a firm commitment from the Bank to refinance the existing $8 million revolving line of credit with a new $18 million revolving credit facility, including a $1 million sub-facility for letters of credit.
The new revolving credit facility provides for borrowings, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3.00%. Borrowings under the new revolving credit facility will be limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. See Note 4 of Notes to Consolidated Financial Statements.

         In connection with its acquisition of LFI, the Company obtained $1.4 million in financing from St. James Capital Partners, L.P. ("St. James"), which was used to pay the cash portion of the purchase price and various transaction costs. The note issued to St. James ("St. James Note") bears interest at 10% per annum and has an initial maturity date of January 24, 1998. In connection with the financing, the Company also issued St. James a warrant to acquire 280,000 shares of the Company's common stock at $1.625 per share. The Company may elect to extend the maturity date of the St. James Note for one year past the initial maturity date, in which case the Company will be required to issue a warrant for a number of shares equal to 10% of the outstanding indebtedness, including interest, on the Note. The Company expects to exercise this option. None of the principal or accrued interest on the St. James Note is payable prior to maturity. The St. James Note is also convertible into common stock of the Company at $2.40 per share. The Company also issued a note to an affiliate of the former owner of LFI for $1,166,662, which bears interest at prime plus 1% and is payable in twelve equal quarterly installments of principal, plus accrued interest, beginning March 31, 1997. Both the St. James Note and the note to the affiliate of LFI's former owner are subordinated to the Bank. See
Note 4 of Notes to Consolidated Financial Statements.

         The Company made capital expenditures of $1.4 million in fiscal 1997, of which $410,000 was for land in Las Vegas on which the Company intends to construct an office/warehouse to replace its existing leased premises, and $420,000 was for leasehold improvements, equipment and vehicles for new branches. The remainder of capital expenditures was principally for the addition or replacement of vehicles under capital leases.

         The purchase price of the assets and liabilities of CHS is estimated at $6 million of which $4.8 million will be financed by the Bank under the new revolving credit facility described above, and $1.2 million will be financed by the seller. The Company expects to conclude the acquisition of CHS in the second quarter of fiscal 1998. In addition, the increased facility should provide the funds necessary to finance the expected growth of existing operations in fiscal 1998.

         Management is engaged in discussions to sell the land that it owns in Las Vegas and in Temple, Texas to buyers who would construct buildings meeting the Company's specifications and lease the completed facilities to the Company under long-term leases. The purchase of the Las Vegas land was partially financed by the seller, whose note matures in September 1997.

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

Seasonality

         The Company's sales volume and, accordingly, its operating income vary significantly during its fiscal year. The highest levels of sales occur during the times of the year when climatic conditions require the greatest use of air conditioning, since the Company's operations are concentrated in the warmer regions of the United States. Accordingly, sales will be highest in the Company's second quarter ending August 31, and will be lowest in its fourth fiscal quarter. The acquisition of CHS, which is based in Denver, may offset some of the Company's existing seasonality.

Inflation

         The Company does not believe that inflation has had a material effect on its results of operations in recent years. Generally, manufacturer price increases attributable to inflation uniformly affect both the Company and its competitors, and such increases are passed through to customers as an increase in sales prices.

Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and earlier adoption is not permitted.

         SFAS No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. This statement is effective for financial statements for periods ending after December 15, 1997.

         The Company has not yet determined the impact on the consolidated financial statements from the initial adoption of these standards.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      OF ACR GROUP, INC. AND SUBSIDIARIES


                                                                         Page
                                                                         ----
Report of Independent Auditors                                            21


Consolidated balance sheets as of February 28, 1997 and
February 29, 1996                                                         22


Consolidated statements of operations for the fiscal years
ended February 28, 1997, February 29, 1996 and February 28, 1995          24


Consolidated statements of shareholders' equity for the
fiscal years ended February 28, 1997, February 29, 1996
and February 28, 1995                                                     25


Consolidated statements of cash flows for the fiscal years
ended February 28, 1997, February 29, 1996 and February 28, 1995          26


Notes to Consolidated Financial Statements                                28

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at February 28, 1997 and February 29, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                            ERNST & YOUNG LLP


Houston, Texas
June 10, 1997

                        ACR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


                                     ASSETS



                                                        1997               1996
                                                  ---------------     ---------------
 Current assets:
   Cash                                           $       412,699     $       348,162
   Accounts receivable, net of allowance
     for doubtful accounts of $584,024 in
     1997 and $459,501 in 1996                          8,914,933           7,188,839
   Inventory                                           13,667,019           9,934,637
   Prepaid expenses and other                             130,142             151,027
   Deferred income taxes                                  347,000             136,000
                                                  ---------------     ---------------
           Total current assets                        23,471,793          17,758,665
                                                  ---------------     ---------------

 Property and equipment, net of
   accumulated depreciation                             3,435,406           2,110,997

 Deferred income taxes                                    693,000             544,000

 Goodwill, net of accumulated amortization
   of $176,361 in 1997 and $121,770 in 1996             2,657,500           1,470,665

 Other assets                                             299,911             125,959
                                                  ---------------     ---------------

           Total assets                           $    30,557,610     $    22,010,286
                                                  ===============     ===============

                        ACR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                            1997                   1996
                                                                         -----------            -----------
 Current liabilities:
   Current maturities of long-term debt                                  $ 1,255,631            $   579,485
   Current maturities of capital lease
     obligations                                                             201,969                135,325
   Accounts payable                                                        9,925,146              8,377,600
   Accrued expenses and other liabilities                                  1,008,972                548,194
                                                                         -----------            -----------
           Total current liabilities                                      12,391,718              9,640,604
                                                                         -----------            -----------

 Long-term debt                                                           10,735,064              6,397,722
 Long-term capital lease obligations                                         424,828                305,748
                                                                         -----------            -----------

           Total liabilities                                              23,551,610             16,344,074
                                                                         -----------            -----------

 Contingencies and commitments


 Shareholders' equity:
   Preferred stock, $.01 par, authorized
     2,000,000 shares, none outstanding                                           --                     --
   Common stock - $.01 par, authorized
     25,000,000 shares, issued and
     outstanding 10,371,555 shares in 1997
     and 10,246,555 shares in 1996                                           103,716                102,466
   Additional paid-in capital                                             41,620,770             41,427,020
   Accumulated deficit                                                   (34,718,486)           (35,863,274)
                                                                         -----------            -----------
           Total shareholders' equity                                      7,006,000              5,666,212
                                                                         -----------            -----------

           Total liabilities and
             shareholders' equity                                        $30,557,610            $22,010,286
                                                                         ===========            ===========





                  The accompanying notes are an integral part
                         of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND
                              FEBRUARY 28, 1995


                                                       1997                1996               1995
                                                  --------------      --------------      --------------
 Sales                                            $   78,371,020      $   56,500,253      $   41,281,119
 Cost of sales                                        63,285,694          45,779,447          32,717,879
                                                  --------------      --------------      --------------

 Gross profit                                         15,085,326          10,720,806           8,563,240

 Selling, general and
   administrative expenses                           (13,859,797)        (10,082,119)         (7,814,189)
 Commission income                                       290,919                  --                  --
 Energy services income, net                             142,226             126,027             196,556
                                                  --------------      --------------      --------------

 Operating income                                      1,658,674             764,714             945,607
 Interest expense                                       (925,409)           (644,767)           (451,305)
 Other non-operating income                              153,238              78,863              67,404
                                                  --------------      --------------      --------------

 Income before income taxes                              886,503             198,810             561,706
 Provision (benefit) for income taxes:
   Current                                               101,715              15,044               3,500
   Deferred                                             (360,000)                 --                  --
                                                  --------------      --------------      --------------

 Net income                                       $    1,144,788      $      183,766      $      558,206
                                                  ==============      ==============      ==============
 Earnings per common share:
   Primary                                        $          .11      $          .02      $          .05
   Fully diluted                                             .10                 .02                 .05





                  The accompanying notes are an integral part
                         of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND
                              FEBRUARY 28, 1995



                                                                          Additional
                                       No. of Shares                        Paid-In        Accumulated
                                           Issued         Par Value         Capital          Deficit             Total
                                        ------------     ------------     ------------     ------------      ------------
 Balance, February 28, 1994               10,246,555     $    102,466     $ 41,427,020     $(36,605,246)     $  4,924,240
   Net income                                     --               --               --          558,206           558,206
                                        ------------     ------------     ------------     ------------      ------------

 Balance, February 28, 1995               10,246,555          102,466       41,427,020      (36,047,040)        5,482,446
   Net income                                     --               --               --          183,766           183,766
                                        ------------     ------------     ------------     ------------      ------------

 Balance, February 29, 1996               10,246,555          102,466       41,427,020      (35,863,274)        5,666,212
 Shares issued as compensation               125,000            1,250          123,750               --           125,000
 Issuance of warrant                              --               --           70,000               --            70,000
 Net income                                       --               --               --        1,144,788         1,144,788
                                        ------------     ------------     ------------     ------------      ------------

 Balance, February 28, 1997               10,371,555     $    103,716     $ 41,620,770     $(34,718,486)     $  7,006,000
                                        ============     ============     ============     ============      ============





                  The accompanying notes are an integral part
                         of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29,
                          1996 AND FEBRUARY 28, 1995

                                                 1997               1996               1995
                                             -------------      -------------      -------------
 Operating activities:
   Net income                                $   1,144,788      $     183,766      $     558,206
   Adjustments to reconcile net
     income to net cash used in
     operating activities:
       Depreciation and amortization               705,037            542,965            444,803
       Deferred income taxes                      (360,000)                --                 --
       Stock issued as compensation                125,000                 --                 --
       Provision for bad debts                     252,572            326,349            218,052
       (Gain) loss on sale of assets                  (798)             8,395            (20,859)
       Changes in operating assets and
         liabilities:
         Accounts receivable                    (1,772,188)        (2,192,222)          (742,063)
         Inventory                              (3,673,165)        (1,090,047)        (3,367,311)
         Prepaid expense and other
           assets                                 (172,147)           297,499              7,775
         Accounts payable                        1,521,117          1,009,879          1,317,439
         Accrued expenses and other
           liabilities                             425,050             22,058            155,054
                                             -------------      -------------      -------------
 Net cash used in operating activities          (1,804,734)          (891,358)        (1,428,904)
                                             -------------      -------------      -------------

 Investing activities:
   Acquisition of property and
     equipment                                    (754,686)          (956,744)          (445,843)
   Acquisition of businesses, net of
     cash acquired                                (895,651)           (94,813)                --
   Proceeds from disposition of assets              42,951             27,844             30,160
                                             -------------      -------------      -------------

 Net cash used in investing activities          (1,607,386)        (1,023,713)          (415,683)
                                             -------------      -------------      -------------
 Financing activities:
   Proceeds from long-term debt                  4,293,457          3,045,019          2,636,822
   Payments on long-term debt                     (816,800)          (944,531)          (679,769)
                                             -------------      -------------      -------------

 Net cash provided by financing
   activities                                    3,476,657          2,100,488          1,957,053
                                             -------------      -------------      -------------
 Net increase in cash                               64,537            185,417            112,466
 Cash at beginning of year                         348,162            162,745             50,279
                                             -------------      -------------      -------------

 Cash at end of year                         $     412,699      $     348,162      $     162,745
                                             =============      =============      =============




                                  (continued)

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29,
                           1996 AND FEBRUARY 28, 1995
                                  (continued)

                                                      1997             1996             1995
                                                  -----------      -----------      -----------
 Schedule of non-cash investing and
   financing activities:
   Acquisition of subsidiaries:
     Fair value of assets acquired                $ 1,305,466      $   461,113      $        --
     Fair value of liabilities assumed                (66,932)        (553,814)              --
     Goodwill                                       1,241,426          127,701               --
     Notes payable to sellers                       1,166,662          291,789               --
   Purchase of property and equipment
     (net of cash paid):
     For notes payable                                250,000               --               --
     Under capital leases                             371,118          289,921          119,750
 Supplemental cash flow information:
   Interest paid                                      917,373          635,585          462,237

   Federal income taxes paid                           22,000            6,062            5,000





                  The accompanying notes are an integral part
                         of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  -     Description of Business and Summary of Significant Accounting Policies

Description of Business

         ACR Group, Inc.'s (the "Company") principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment, parts and supplies in the southeastern United States, central and south Texas; and Las Vegas, Nevada.

Principles of Consolidation

         The consolidated financial statements include the accounts of ACR Group, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Revenues are recognized at the time merchandise is shipped or delivered to the customer.

         Beginning in fiscal 1997, the Company earned commission income from a supplier by providing warehousing and shipping services to another distributor of the supplier.

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
(continued)

Inventories (continued)

a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas, and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. The cost of such inventory held in the bonded warehouses was $15,998,345 at February 28, 1997 and $10,881,771 at February 29, 1996.

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

        Buildings                         20-40 years
        Leasehold improvements            Primary term of the lease
        Furniture and fixtures            5-7 years
        Vehicles                          3-6 years
        Other equipment                   3-10 years

Goodwill

         Goodwill represents the excess cost of companies acquired over the fair value of their tangible assets. Goodwill is being amortized on a straight-line basis over 10-40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the undiscounted cash flows.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)



1  -     Description of Business and Summary of Significant Accounting Policies
         (continued)

Income Taxes

         The Company and its subsidiaries file a consolidated federal income tax return. The Company uses the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

         Earnings per share are based upon earnings applicable to common shares and the weighted average number of shares of common stock and dilutive common stock equivalents (stock options, warrants and other convertible securities) outstanding. The primary weighted average number of common and equivalent shares outstanding was 10,884,495, 10,246,555, and 10,246,555 for 1997, 1996
and 1995, respectively. The fully diluted weighted average number of common and equivalent shares outstanding was 10,913,309 for 1997, 10,513,485 for 1996, and 10,613,038 for 1995.

Stock Options

         In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based
Compensation," which permits the Company to recognize compensation cost related to stock options using either the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" or the fair value method under SFAS No. 123. The Company has elected to continue to follow APB No. 25 in accounting for stock options.

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
         (continued)

Long-Lived Assets

         In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment losses are recognized when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the carrying amount of the assets. The impairment loss is measured by comparing the fair value of the asset to its carrying value. The effect of adopting SFAS No. 121 was not material to the consolidated financial statements.

Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and earlier adoption is not permitted.

         SFAS No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. This statement is effective for financial statements for periods ending after December 15, 1997.

         The Company has not yet determined the impact on the consolidated financial statements from the initial adoption of these standards.

2  -     Acquisitions

         In January 1997, the Company entered into a Purchase Agreement ("Agreement") pursuant to which it acquired all of the issued and outstanding capital stock of Lifetime Filter, Inc. ("LFI"), a Texas corporation, and contemporaneously therewith, LFI acquired all of the assets, and assumed all of the liabilities, of the O'Leary Family Partnership, Ltd. ("OFP"), a Texas limited partnership. Prior to such transactions, Mr. Richard O'Leary ("O'Leary") was the sole shareholder of both LFI and RGO, Ltd., the general partner of OFP. LFI is a manufacturer and distributor of electrostatic air filters and sells its products directly to HVACR contractors.

         As consideration for such acquisitions, the Company paid $1,280,662 to O'Leary and OFP, and LFI issued a promissory note to OFP for $1,166,662. All of the cash paid by the Company came from a portion of the proceeds of a loan to the Company from St. James Capital Partners, L.P. (see Note 4). The Agreement provides that the purchase price may subsequently be reduced if LFI fails to sell

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




2  -     Acquisitions (continued)

a specified dollar volume of filters during 1997. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $1,241,426, which has been recorded as goodwill and is being amortized over 40 years using the straight-line method.

         Unaudited pro forma results of the Company's operations for the years ended February 28, 1997 and February 29, 1996, as if the acquisitions of LFI and OFP had occurred as of the beginning of each of such fiscal years, are as follows:


                                                 1997                    1996
                                             -----------             -----------
         Sales                               $80,393,205             $57,880,455
         Net income                            1,399,535                  84,145
         Earnings per common share:
           Primary                                  0.13                    0.01
           Fully diluted                            0.13                    0.01

         These pro forma results are presented for comparative purposes only and include certain adjustments to give effect to interest expense on acquisition debt, amortization of goodwill and additional depreciation expense as a result of a step-up in the basis of fixed assets, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination occurred on March 1, 1996 or March 1, 1995, as applicable, or of future results of operations of the consolidated entities.

         In January 1996, the Company acquired all of the outstanding capital stock of Ener-Tech Industries, Inc. ("ETI"), a Tennessee corporation, for $72,947 cash and $291,789 in notes payable to the sellers (see Note 4). ETI is an HVACR distributor specializing in commercial and industrial controls. In October 1995, the Company acquired for $75,000 cash all of the outstanding capital stock of Sweet Georgia Air Supply, Inc. ("SGAS"), a Georgia corporation. SGAS was an HVACR distributor in south Georgia. Immediately following the acquisition, SGAS was merged into Total Supply, Inc., the Company's subsidiary doing business in Georgia. The Company recorded goodwill of $127,701 in connection with the acquisition of SGAS. Pro forma results of operations relating to these fiscal 1996 acquisitions are not presented because the effects of such acquisitions were not significant.

         Each of the acquisitions was accounted for using the purchase method of accounting, and the consolidated financial statements include the operating results of each business from the date of acquisition.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




3  -     Property and Equipment

         Property and equipment consisted of the following at the end of
February:

                                                      1997               1996
                                                  -------------      -------------
         Land                                     $     693,246      $      68,593
         Building and leasehold
           improvements                               1,274,429            820,820

         Furniture and fixtures                         119,077            107,925
         Vehicles                                     1,242,964            900,926
         Other equipment                              1,747,913          1,294,909
         Energy management equipment                    260,887            388,612
                                                  -------------      -------------

                                                      5,338,516          3,581,785
         Less accumulated depreciation               (1,903,110)        (1,470,788)
                                                  -------------      -------------

         Net property and equipment               $   3,435,406      $   2,110,997
                                                  =============      =============

         Capitalized lease assets of $982,377 and $654,359, together with accumulated amortization of $325,706 and $198,847 are included in property and equipment as of February 28, 1997 and February 29, 1996, respectively. Amortization expense is included with depreciation expense.

4  -     Debt

         Debt is summarized as follows at the end of February:

                                                             1997                     1996
                                                          ----------               ----------
     Revolving line of credit                             $7,400,000               $4,900,000
     Note payable - St. James Capital
       Partners, L.P.                                      1,330,000                     -
     Real estate loans                                       629,200                  408,000
     Equipment term loan                                     355,128                  144,266
     Notes payable - Catalyst Fund                           527,250                  718,038
     Notes payable to sellers of
       companies acquired (Note 2)                         1,409,994                  291,789
     Obligation to trade creditor                            114,500                  325,000
     Other                                                   224,623                  190,114
                                                         -----------               ----------

                                                          11,990,695                6,977,207
     Less current maturities                              (1,255,631)                (579,485)
                                                         -----------               ----------
     Long-term debt, less current
       maturities                                        $10,735,064               $6,397,722
                                                         ===========               ==========

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




4  -    Debt (continued)

         The Company has a revolving line of credit arrangement with a commercial bank ("Bank") pursuant to which the Company may borrow up to $8 million, including amounts outstanding under standby letters of credit. Borrowings are secured by accounts receivable and inventory, and the permitted amount of outstanding borrowings at any time is limited to specified percentages of certain accounts receivable and inventory. Borrowings under the line of credit bear interest at the prime rate plus 1/2% (9% at February 28, 1997), payable monthly. Restrictive covenants of the loan agreement prohibit the Company from paying dividends, prepaying its indebtedness to The Catalyst Fund, Ltd. ("Catalyst") or incurring other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. As of February 28, 1997, the Company had fully utilized its line of credit with $7.4 million in outstanding borrowings and letters of credit aggregating $600,000 issued to secure its trade credit line from a supplier.

         The revolving line of credit matures on February 28, 1998. As a result of the Company's acquisitions during 1997, the Company was in violation of certain financial covenants under the revolving line of credit at February 28, 1997. The Company has obtained waivers of these debt covenant violations from the Bank through August 31, 1997. On May 12, 1997, as amended on June 10, 1997, the Company obtained a firm commitment from the Bank to refinance the existing $8 million revolving line of credit with a new $18 million revolving credit facility, including a $1 million sub-facility for letters of credit.
The new revolving credit facility provides for borrowings, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3.00%. Borrowings under the new revolving credit facility will be limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. The Company expects to close on the new revolving credit facility by June 30, 1997. Accordingly, the Company has classified the $7.4 million outstanding under the revolving line of credit at February 28, 1997 as long-term debt in the accompanying consolidated balance sheet because the Company intends that at least that amount would remain outstanding under the new revolving credit agreement for an uninterrupted period extending beyond one year from February 28, 1997.

         In connection with its acquisition of LFI in January 1997 (see Note
2), the Company obtained $1.4 million in financing from St. James Capital Partners, L.P. ("St. James"). The note issued to St. James (the "St. James Note") bears interest at 10% per annum and has an initial maturity date of January 24, 1998, which can be extended for one year at the Company's sole discretion. The Company may elect to extend the maturity date of the St. James Note for one year past the initial maturity date, in which case the Company will be required to issue a warrant for a number of shares of the Company's common stock equal to 10% of the outstanding indebtedness, including
interest, on  the  St.  James Note   with

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


4  -     Debt (continued)

an exercise price of $1.625 per share of common stock. The St. James Note is classified as long-term debt at February 28, 1997 in the accompanying consolidated balance sheet, because the Company expects to exercise its option to extend the maturity date to January 24, 1999. The St. James Note is secured by certain assets of LFI and by the stock and operating assets of certain of the Company's other subsidiaries. St. James has subordinated its security interests to the Bank and, with respect to certain assets, to Catalyst. None of the principal or accrued interest is payable prior to maturity. The unpaid balance of the note, including interest, is convertible into common stock of the Company at $2.40 per share upon demand by St. James at any time during the term of the loan. The Company may require St. James to convert the indebtedness into the Company's common stock at such time as the average price of the Company's common stock equals or exceeds $3.25 per share for a period of twenty consecutive business days and the daily average volume of stock traded during such period equals a specified minimum. In connection with the financing, the Company also issued St. James a warrant to acquire 280,000 shares of the Company's common stock at an exercise price of $1.625 per share (see Note 7). The proceeds of the St. James Note were allocated between the debt and the warrant, resulting in a debt discount of approximately $70,000, which is being amortized to interest expense over the term of the loan.

         The OFP Note bears interest at the prime rate plus 1% per annum.  The
Note is to be repaid in twelve equal quarterly installments of principal, plus accrued interest. The unpaid balance of the OFP Note, together with all accrued and unpaid interest, is due and payable on December 31, 1999. The Note is secured by a first lien on certain production machinery of LFI and the land and building on which LFI's plant is situated, and by a junior lien on the accounts receivable and inventory of LFI. The OFP Note is subordinated to the Company's indebtedness to the Bank.

         The Company also borrowed funds from the Bank in 1995 to construct a warehouse and office building that replaced an existing branch facility in the Houston area. The note, which has a balance of $379,200 as of February 28, 1997, is being repaid in equal monthly principal installments of $2,400, plus interest at the prime rate plus 1%, with the unpaid principal balance due at maturity on April 30, 2000. The loan is secured by a deed of trust on both the land and the building.

         The Company also has a term loan facility from the Bank under which the Company may borrow up to $500,000 for capital expenditures. Borrowings under the facility bear interest at the prime rate plus 1/2%, and principal is to be repaid monthly over an amortization period of 48 months. During fiscal 1997, the Company borrowed $130,000 under this facility to purchase land in Las Vegas for

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




4  -     Debt (continued)

the future construction of a new office/warehouse. The Company also obtained seller financing for $250,000, which is payable in full in September 1997.

         In 1993, the Company obtained a $1 million loan from Catalyst in connection with the acquisition of ACR Supply, Inc. The loan bears interest at 12 1/2% per annum and is secured by the stock and operating assets of certain of the Company's subsidiaries and an assignment of proceeds from a life insurance policy on the Company's President. The loan is being repaid in 60 equal monthly installments of $22,498, including interest, with the final payment due in May 1999. In addition, Catalyst received a warrant to purchase one million shares of the Company's common stock at a price of $.59 per share, exercisable at any time before May 1999 (see Note 7). Catalyst has subordinated its security interests to the Bank. Covenants of the loan agreement prohibit dividends and restrict additional borrowings without Catalyst's consent, and also require the Company to maintain specified financial ratios. The Company has obtained amendments of certain covenants in the Company's loan agreement with Catalyst which cure any non-compliance with such covenants as of February 28, 1997, and the Company expects to be in compliance with all covenants during fiscal 1998.

         The notes issued as part of the purchase price of ETI ("ETI Notes") bear interest at 9% per annum, and are payable in equal quarterly installments, including interest, to December 2000. The ETI Notes are unsecured and are subordinated to the Company's borrowings from the Bank.

         A supplier permitted a subsidiary of the Company to forego payment on usual terms for certain merchandise purchased and, in 1993, the Company and the supplier agreed on a repayment schedule such that $650,000 would be repaid in four annual installments. The final payment is due in May 1997. The supplier has a subordinated security interest in the assets of the subsidiary.

         At February 28, 1997, other debt consists principally of debt assumed by the Company in connection with its acquisitions during fiscal 1996. Such debt was incurred for both working capital and the purchase of capital assets and includes notes to both individuals and to commercial banks. Debt aggregating $66,497 to certain individuals at February 28, 1997 is subordinated by the lenders to the Company's borrowings from the Bank.

         Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




4  -     Debt (continued)

         Future maturities of debt, assuming the refinancing of the line of credit with the Bank and the exercise of the Company's option to extend the maturity of the St. James Note, are $1,255,631 in 1998, $2,218,499 in 1999,
$8,065,011 in 2000 and $451,554 in 2001.

5  -     Lease Commitments

         The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:

            Year ending February 28 or 29                  Capital lease payments
            -----------------------------                  ----------------------
                        1998                                          $257,955
                        1999                                           229,266
                        2000                                           158,433
                        2001                                            94,303
                        2002                                             2,764
                                                                      --------
 Total minimum lease payments                                         $742,721
 Less amounts representing interest                                   (115,924)
                                                                      --------

 Present value of future minimum
   lease payments                                                      626,797
 Less current maturities of
   capital lease obligations                                          (201,969)
                                                                      --------
 Long-term obligations under
   capital leases                                                     $424,828
                                                                      ========

         Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations, and various office equipment and vehicles under non-cancelable operating lease agreements that expire at various dates through 2007. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company's lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are $1,399,714 in 1998, $946,435 in 1999, $825,199 in 2000, $637,931 in
2001, $358,398 in 2002 and $521,434 after 2002.

         Rental expenses were $1,292,999, $994,251 and $747,353 in 1997, 1996 and 1995 respectively.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




6  -     Income Taxes

         The Company recognizes a tax benefit from a net operating loss carryforward if it is more likely than not that such benefit will ultimately be realized. Such a tax benefit is recorded on the balance sheet as a deferred tax asset. To the extent that it cannot be determined that such tax benefit will more likely than not be realized, a valuation allowance is established against the deferred tax asset. The deferred tax asset is classified as current to the extent that a tax benefit is expected to be realized in the next fiscal period.

         The income tax benefit for the fiscal year ended February 28, 1997 consists primarily of a change in the valuation allowance offset by a provision for current state income taxes and federal alternative minimum taxes. Income tax expense for the fiscal years ended February 29, 1996 and February 28, 1995 consists principally of current state income taxes and federal alternative minimum taxes. The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

                                                                                           Fiscal Year Ended
                                                                            ---------------------------------------------
                                                                            February 28,     February 29,    February 28,
                                                                                1997             1996            1995
                                                                            ------------     ------------    ------------
Tax at statutory rate                                                         $ 301,411        $ 67,595        $190,980
Increase (reduction) in tax
  expense resulting from:
  Change in valuation allowance                                                (668,578)        (93,539)       (222,501)
  Nondeductible expenses                                                         48,725          39,640          31,521
  Other                                                                          60,157           1,348           3,500
                                                                              ---------        --------        --------

Actual income tax provision
  (benefit)                                                                   $(258,285)       $ 15,044        $  3,500
                                                                              =========        ========        ========

         As of February 28, 1997 and February 29, 1996, the Company has net operating loss carryforwards of approximately $32.7 million and $34.3 million, respectively, which are available to offset future taxable income. If unused, such carryforwards will expire from 2000 to 2007. In addition, as of February 28, 1997 and February 29, 1996, the Company has investment and research and development tax credit carryforwards of approximately $1.1 million expiring on various dates through 2000. For financial reporting purposes, the Company has recognized a valuation allowance of $11.7 million and $12.4 million as of February 28, 1997 and February 29, 1996, respectively, to offset the deferred tax

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




6  -     Income Taxes (continued)

assets related primarily to the loss carryforward and the credit carryforwards. The decrease in the valuation allowance from February 29, 1996 to February 28, 1997 was principally due to the recognition of net operating loss carryforwards which had previously not been recognized. There are no other significant components of the Company's deferred tax assets and liabilities as of February 28, 1997.

7  -     Stock Option Agreements and Equity Transactions

         Pursuant to an employment contract, the President of the Company was granted 125,000 shares of the Company's common stock, valued at $125,000, during fiscal 1997. The contract also provides that he is to receive options for up to 425,000 shares of the Company's stock based upon attainment in the future of certain levels of consolidated net income as defined in the contract. The exercise price of all options issued thereunder is the market price of the Company's stock at the time the options are granted. Of such options, 50,000 (none in fiscal 1997 and 25,000 in fiscal 1996), which expire 25,000 in each of May 1999 and June 2000, have been granted at an average exercise price of $.77 per share. Options for 75,000 shares will be granted in fiscal 1998 based upon the Company's results of operations in fiscal 1997. The President also holds options to purchase 8,437 shares at $.13 per share that expire in August 1997, and 325,000 shares at $.49 per share that expire in February 1998. All such options granted are currently exercisable.

         In connection with its financing provided to the Company, St. James Capital Partners, L.P. ("St. James") received a warrant to acquire 280,000 shares of the Company's common stock at an exercise price of $1.625 per share, exercisable at any time before January 2002. In connection with its loan to the Company, the Catalyst Fund, Ltd. ("Catalyst") received a warrant to purchase one million shares of the Company's common stock at a price of $.59 per share, exercisable at any time before May 1999. See Note 4. During 1997, Catalyst sold 250,000 of such warrants to St. James.

         In March 1994, the Company entered into an employment contract with the general manager of a subsidiary and concurrently awarded him options to purchase 25,000 shares of common stock at $.55 per share that expire in February 1999. Pursuant to his contract, which expired at the end of February 1997, the Company awarded him options in fiscal 1996 to purchase 15,000 shares at $.70 per share which expire in April 2000. All such options granted are currently exercisable.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)




7  -     Stock Option Agreements and Equity Transactions (continued)

         In fiscal 1997, the Company established the 1996 stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of non-qualified stock options and/or incentive stock options. No options were granted in fiscal 1997 and 500,000 shares of common stock were available for future grants at February 28, 1997.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Based upon the Company's calculations, net income and earnings per share, using this fair value method, would not be materially different from the amounts reported. The weighted average fair value of options granted during 1996 was $0.33.

8  -     Profit Sharing Plan

         The Company has a qualified profit sharing plan ("Plan") under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant's contributions, not to exceed 3% of each participant's compensation. Company contributions to the Plan were $111,609, $94,247 and $71,986 for fiscal 1997, 1996 and 1995, respectively.

9  -     Subsequent Events

         In April 1997, the Company acquired for approximately $70,000 the assets and liabilities of ACH Supply, Inc. ("ACH"), a wholesale distributor of HVACR products with two branches in the Los Angeles area. ACH had sales of $2.8 million for its fiscal year ended June 30, 1996. In April 1997, the Company also borrowed an additional $450,000 from Catalyst, the proceeds of which were used principally to provide working capital for ACH. The payment terms and the interest rate of the additional borrowings are substantially the same as for the Company's previously existing loan from Catalyst (see Note 4).

         In May 1997, the Company entered into a letter of intent to acquire the operating assets and related liabilities of Contractors Heating & Supply, Inc. ("CHS"), a Denver-based HVACR distributor with three branches in Colorado and one in New Mexico. CHS had sales of approximately $20 million for the year ended December 31, 1996. The purchase price of the assets and liabilities of CHS is estimated at $6 million, of which $4.8 million will be borrowed from the Bank under the new revolving credit facility (see Note 4), and $1.2 million will be financed by the seller. The Company expects to conclude the acquisition of CHS in the second quarter of fiscal 1998.

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



ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.


(a)(1)   Financial Statements included in Item 8.

         See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.


(a)(2)   Index to Financial Statement Schedules included in Item 14.

         The following financial statement schedule for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 is included in this report:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


(a)(3)   Exhibits

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Form S-1 Registration Statement under the 1933 Act for Registrant, Registration No. 2-86049 filed August 24, 1983, as amended by Amendment No. 1 filed September 8, 1983, as amended by Amendment No. 2 (post-effective) filed September 12, 1984 (referred to as "RS 2-86049"), or (b) Annual Report on Form 10-K for Fiscal Year Ended June 30, 1991 (referred to as "1991 10-K"), or (c) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as "1993 10-K"), or (d) Annual Report on Form 10-K for fiscal year ended February 28, 1994 (referred to as "1994 10-K"), (e) Annual Report on 10-K for fiscal year ended February 28, 1995 (referred to as "1995 Form 10-K"), (f) Annual Report on 10-K for fiscal year ended February 29, 1996 (referred to as "1996 Form 10-K"), (g) Form S-8 Registration Statement under the 1933 Act for Registrant, Registration No. 333-16325 filed November 18, 1996 (referred to as "RS 333-16325"), or (h) Current Report on Form 8-K dated January 24, 1997.

Exhibit Number            Description


       *3.1    Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

       *3.2 Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

       *3.3    Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

       *3.4    Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993
               10-K)

       *4.1    Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit
               4.1 to 1993 10-K)

      *10.1    Restricted Stock Option Plan, as amended (Exhibit 10.2 to RS
               2-86049)

      *10.2 Employment Agreement between the Company and Alex Trevino, Jr. dated May 17, 1993 (Exhibit 10.4 to 1993 10-K)

      *10.3 Amendment to Employment Agreement between the Company and Alex Trevino, Jr. dated as of February 28, 1995 (Exhibit 10.3 to 1995 10-K)

      *10.4 Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of February 28, 1993 (Exhibit 10.11 to 1993 10-K)

      *10.5 Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company, ACR Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply, Inc., as Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)

       10.6 Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated April 14, 1997

       10.7 Warrant for the Purchase of 250,000 Shares of Common Stock of the Company issued to St. James Capital Partners, L.P. dated April 14, 1997

Exhibit Number            Description


      *10.8 Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated May 27, 1993 (Exhibit 10.20 to 1993 10-K)

      *10.9 Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of March 8, 1994 (Exhibit 10.11 to 1994 10-K)

      *10.10 First Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of October 27, 1994 (Exhibit
               10.11 to 1995 Form 10-K).

      *10.11 Second Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of March 27, 1995 (Exhibit 10.12 to 1995 Form 10-K)

      *10.12 Third Amendment to Loan Agreement by and between the Company and NationsBank of Texas, N.A. dated as of February 20, 1996 (Exhibit 10.11 to 1996 Form 10-K)

      *10.13 Purchase Agreement by and among the Company, Richard O'Leary, Lifetime Filter, Inc. and O'Leary Family Partnership, Ltd. (Exhibit 2.1 to Form 8-K dated January 24, 1997)

      *10.14   1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS
               333-16325)

       10.15 Agreement of Purchase and Sale by and between the Company and St. James Capital Partners, L.P. dated as of January 24, 1997

       10.16 10% Convertible Promissory Note of the Company issued to St. James Capital Partners, L.P. dated as of January 24, 1997

       10.17 Warrant to Purchase 280,000 Shares of Common Stock of the Company issued to St. James Capital Partners, L.P. dated January 24, 1997

Exhibit Number            Description


       10.18 Registration Rights Agreement between St. James Capital Partners, L.P. and the Company dated January 24, 1997

       10.19 Commitment Letter for $18 Million Credit Facility Issued by NationsBank of Texas, N.A. for ACR Group, Inc. and Subsidiaries dated May 12, 1997, as amended effective June 10, 1997

       21.1    Subsidiaries of the Company

       23.1    Consent of Independent Auditors



(b)      Reports on Form 8-K

                 A report on Form 8-K dated January 24, 1997 was filed to report the acquisition by the Company of Lifetime Filter, Inc.

(c)      Exhibits

                 See Item 14(a)(3), above.

(d)      Financial Statement Schedule

                                                                     SCHEDULE II

                                ACR GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

          FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29,
                          1996 AND FEBRUARY 28, 1995

                                                                 Additions
                                                            -----------------------
                                           Balance at         Charged    Charged to                        Balance
                                           Beginning        to Costs and    Other                           at End
Description                                of Period          Expenses    Accounts    Deductions          of Period
-----------                                ----------       ------------ ----------   ----------          ----------
Year ended February 28, 1997:
         Allowance for doubtful
                 accounts:
                 Accounts receivable            $459,501       $252,572   $25,000(2)    $153,049(1)         $584,024


Year ended February 29, 1996:
         Allowance for doubtful
                 accounts:
                 Accounts receivable             415,455        326,349    70,451(2)     352,754(1)          459,501


Year ended February 28, 1995:
         Allowance for doubtful
                 accounts:
                 Accounts receivable             293,176        218,052        -          95,773(1)          415,455





(1)      Accounts/notes and related allowance written off.
(2)      Allowance related to accounts receivable of acquired companies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACR GROUP, INC.


Date:  June 13, 1997              By: /s/ Anthony R. Maresca
                                      -------------------------------------
                                      Anthony R. Maresca
                                      Senior Vice President and
                                      Chief Financial Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Alex Trevino, Jr.                              Chairman of the Board,                                   June 13, 1997
-------------------------------------
Alex Trevino, Jr.                                  President and
                                                   Chief Executive Officer
                                                   (Principal executive officer)

/s/ Anthony R. Maresca                             Senior Vice President,                                   June 13, 1997
-------------------------------------              Chief Financial Officer
Anthony R. Maresca                                 and Director
                                                   (Principal financial and
                                                   accounting officer)

/s/ A. Stephen Trevino                             Director                                                 June 13, 1997
-------------------------------------
A. Stephen Trevino

/s/ Ronald T. Nixon                                Director                                                 June 13, 1997
-------------------------------------
Ronald T. Nixon

                                 EXHIBIT INDEX

Exhibit Number            Description


       10.6 Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated April 14, 1997

       10.7 Warrant for the Purchase of 250,000 Shares of Common Stock of the Company issued to St. James Capital Partners, L.P. dated April 14, 1997

       10.15 Agreement of Purchase and Sale by and between the Company and St. James Capital Partners, L.P. dated as of January 24, 1997

       10.16 10% Convertible Promissory Note of the Company issued to St. James Capital Partners, L.P. dated as of January 24, 1997

       10.17 Warrant to Purchase 280,000 Shares of Common Stock of the Company issued to St. James Capital Partners, L.P. dated January 24, 1997

       10.18 Registration Rights Agreement between St. James Capital Partners, L.P. and the Company dated January 24, 1997

       10.19 Commitment Letter for $18 Million Credit Facility Issued by NationsBank of Texas, N.A. for ACR Group, Inc. and Subsidiaries dated May 12, 1997, as amended effective June 10, 1997

       21.1    Subsidiaries of the Company

       23.1    Consent of Independent Auditors

       27      Financial Data Schedule