Form 10-Q
period 1997-05-31
ACR GROUP INC
filed 1997-07-21
CIK 711307

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-12490


                               ACR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Texas                                           74-2008473
-------------------------------              -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas               77042
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                               (713) 780-8532
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                           Yes   X    No
                                                                 ----      ----

Shares of Common Stock outstanding at June 30, 1997 - 10,371,555.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               May 31,      February 28,
                                                1997            1997
                                            ------------    ------------
                                             (Unaudited)
Current assets:
   Cash                                     $   415,197      $   412,699
   Accounts receivable, net                  12,079,331        8,914,933
   Inventory                                 15,762,208       13,667,019
   Prepaid expenses and other                   185,434          130,142
   Deferred income taxes                        347,000          347,000
                                            -----------      -----------

                 Total current assets        28,789,170       23,471,793
                                            -----------      -----------

Property and equipment, net of accumulated
   depreciation                               3,627,161        3,435,406
Deferred income taxes                           693,000          693,000
Goodwill, net of accumulated amortization     2,749,638        2,657,500
Other assets                                    323,618          299,911
                                            -----------      -----------

                                            $36,182,587      $30,557,610
                                            ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
     and capital lease obligations          $ 1,380,690      $ 1,457,600
   Accounts payable                          15,032,339        9,925,146
   Accrued expenses and other liabilities     1,088,731        1,008,972
                                            -----------      -----------

                 Total current liabilities   17,501,760       12,391,718

Long-term debt and capital lease obligations,
   less current maturities                   11,494,409       11,159,892
                                            -----------      -----------

                 Total liabilities           28,996,169       23,551,610
                                            -----------      -----------

Shareholders' equity:
   Common stock                                 103,716          103,716
   Additional paid-in capital                41,620,770       41,620,770
   Accumulated deficit                      (34,538,068)     (34,718,486)
                                            -----------      -----------

                 Total shareholders' equity   7,186,418        7,006,000
                                            -----------      -----------

                                            $36,182,587      $30,557,610
                                            ===========      ===========

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                     Three months ended
                                                           May 31,
                                                 ---------------------------
                                                    1997           1996
                                                 -----------    -----------
Sales                                            $20,596,782    $18,881,388
Cost of sales                                     16,471,861     15,289,616
                                                 -----------    -----------

Gross profit                                       4,124,921      3,591,772

Selling, general and administrative expenses      (3,803,530)    (3,280,784)
Other operating income                               137,954        165,290
                                                 -----------    -----------

Operating income                                     459,345        476,278

Interest expense                                    (310,380)      (193,378)
Other non-operating income                            41,763         33,672
                                                 -----------    -----------

Income before income taxes                           190,728        316,572
Provision for income taxes                            10,310          9,235
                                                 -----------    -----------

Net income                                       $   180,418    $   307,337
                                                 ===========    ===========

Average outstanding common and equivalent
  shares                                          11,731,269     10,481,382
                                                 ===========    ===========

Earnings per share                               $       .02    $       .03
                                                 ===========    ===========





                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                           Three months ended
                                                                 May 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------   -----------
Operating activities:
   Net income                                           $  180,418   $  307,337
   Adjustments to reconcile net income
     to net cash used in operating
     activities:
     Depreciation and amortization                         210,364      159,520
     Increase (decrease) from changes in:
          Accounts receivable                           (2,993,757)  (2,863,965)
          Inventory                                     (1,893,928)  (1,254,557)
          Prepaid expense and other assets                (118,378)    (216,510)
          Accounts payable                               4,816,173    2,358,791
     Accrued expenses and other liabilities                 76,499      221,462
                                                        ----------   ----------

Net cash provided by (used in) operating activities        277,391   (1,287,922)
                                                        ----------   ----------

Investing activities:
   Acquisition of property and equipment                  (244,449)    (325,945)
   Acquisition of businesses, net of cash acquired         (72,409)         -
   Proceeds from disposition of assets                       4,848          589
                                                        ----------   ----------

Net cash used in investing activities                     (312,010)    (325,356)
                                                        ----------   ----------

Financing activities:
   Proceeds from borrowings                                516,728    1,900,000
   Repayment of debt                                      (479,611)    (301,994)
                                                        ----------    ---------

Net cash provided by financing activities                   37,117    1,598,006
                                                        ----------   ----------

Net increase (decrease) in cash and cash
   equivalents                                               2,498      (15,272)
Cash at beginning of year                                  412,699      348,162
                                                        ----------   ----------

Cash at end of period                                   $  415,197   $  332,890
                                                        ==========   ==========

Schedule of non-cash investing and
   financing activities:
   Acquisition of subsidiaries
    Fair value of assets acquired                       $  430,886   $      -
    Fair value of liabilities acquired                    (430,804)         -
    Goodwill                                                72,129          -
   Purchase of equipment under capital
    leases (net of cash paid)                           $   61,005   $  240,431




                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1  -  Basis of Presentation

      The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month-period ended May 31, 1997 is not necessarily indicative of the results to be expected for the full year.

      Substantially all inventories represent finished goods held for sale.

2 -   Acquisitions

      In January 1997, the Company acquired all of the issued and outstanding capital stock of Lifetime Filter, Inc. ("LFI"), a Texas corporation, and contemporaneously therewith, LFI acquired all of the assets, and assumed all of the liabilities, of the O'Leary Family Partnership, Ltd. ("OFP"), a Texas limited partnership. Both LFI and the general partner of OFP had common ownership. LFI is a manufacturer and distributor of electrostatic air filters and sells its products directly to HVACR contractors. Unaudited pro forma results of the Company's operations, as if the acquisitions of LFI and OFP had occurred as of March 1, 1996, are as follows:

                                                Three Months Ended
                                                   May 31, 1996
                                                ------------------
                 Sales                               $19,464,632
                 Net income                              368,543
                 Earnings per share                          .04

      These pro forma results are presented for comparative purposes only and include certain adjustments to give effect to interest expense on acquisition debt, amortization of goodwill and additional depreciation expense as a result of a step-up in the basis of fixed assets, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination occurred on March 1, 1996, or of future results of the consolidated entities.

      In April 1997, the Company acquired for approximately $70,000 the assets and liabilities of ACH Supply, Inc. ("ACH"), a wholesale distributor of HVACR products with two branches in the Los Angeles area. Pro forma results of operations relating to this acquisition are not presented because the effects of the acquisition would not be material.

                        ACR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2 -      Acquisitions (continued)

         In May 1997, the Company entered into a letter of intent to acquire the operating assets and related liabilities of Contractors Heating and Supply Company ("CHS"), a Denver-based HVACR distributor with three branches in Colorado and one in New Mexico. CHS had sales of approximately $20 million for the year ended December 31, 1996. The purchase price of the assets and liabilities of CHS is estimated at $6 million, of which $4.8 million will be financed with additional bank borrowings under a committed loan facility that the Company expects to close in the second quarter of fiscal 1998, and $1.2 million will be financed by the seller. The Company expects to conclude the acquisition of CHS concurrent with the closing of the new loan facility.

3  -     Contingent Liabilities

         The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of May 31, 1997, the cost of such inventory held in the bonded warehouses was $14,230,942.

         The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. In June 1997, the Company incurred a purchase obligation of approximately $780,000 for unsold cooling equipment. Management believes that such equipment will be sold in the ordinary course of business at prices equal to or in excess of the Company's cost.

4 -      Income Taxes

         The provision for income taxes consists principally of current state income taxes. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

5 -      Recently Issued Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options, warrants and convertible securities. The Company has determined that the impact of Statement No. 128 on the calculation of earnings per share for the three-month periods ended May 31, 1997 and 1996 would not be material.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


Comparison of Results of Operations for the Three-Month Periods Ended May 31, 1997 and May 31, 1996

         Net income declined to $180,418 in the quarter ended May 31, 1997 (fiscal 1998) from $307,337 in the quarter ended May 31, 1996 (fiscal 1997), a decrease of 41%. The decline in results of operations in fiscal 1998 was generally attributable to higher interest expense and to weather conditions in the Company's two largest markets, Texas and Georgia, where below normal temperatures and above average rainfall restricted demand for air conditioning products.

         Sales increased 9%, to $20,596,782 for the quarter ended May 31, 1997, compared to $18,881,388 for the quarter ended May 31, 1996. The increase in sales from 1996 to 1997 was a result of the Company's acquisitions and store openings during and after the quarter ended May 31, 1996. Same store sales for 21 branches open for more than one year at the beginning of the quarter (excluding a branch of Valley Supply where sales were shifted to a new branch opened in fiscal 1997) declined 3%. Sales at ACR Supply ("ACRS"), Total Supply ("TSI") and Valley Supply ("VSI"), declined 3%, 5% and 6%, respectively, from 1996 to 1997. For the quarter ended May 31, 1996, when same store sales increased 29% from the preceding year, sales were favorably affected by record high temperatures in Texas during the month of May.

         The Company's gross margin percentage on sales was 20.0% for the quarter ended May 31, 1997, compared to 19.0% in 1996. The higher gross margin percentage in 1997 was a result of the gross margin attained at the Company's operations that have been added since 1996. The Company's distribution operations in Florida, which were started in May 1996, and in California, which were acquired in April 1997, sell less HVACR equipment as a percentage of total sales than most of the Company's other operations, and, accordingly, attain a higher gross margin percentage on aggregate sales. Lifetime Filter, Inc. ("LFI"), which was acquired in January 1997, is a manufacturing business and realizes a higher gross margin percentage than the Company's distribution operations.

         Selling, general and administrative expenses ("SG&A") increased 16% in the quarter ended May 31, 1997, compared to the same quarter of 1996, because of the costs associated with the added operations described above. Expressed as a percentage of sales, SG&A expenses increased from 17.4% in 1996 to 18.5% in 1997. Such increase is attributable to SG&A expenses at LFI and at ACH Supply ("ACH"), the Company's California operation.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


Comparison of Results of Operations for the Three-Month Periods Ended May 31, 1997 and May 31, 1996 (continued)

         Other operating income consists of both energy services income and commission income received from a supplier to the Company for providing warehousing and shipping services to another distributor of the supplier. Commission income declined 41% from 1996 because of both a change in the commission rate paid by the supplier and a reduction in orders from the other distributor. Energy services income increased 92% from 1996 after the Company obtained data from its single remaining customer, which allowed the Company to bill the customer additional amounts. The Company provides energy management services on a month-to-month basis to the customer, and management cannot estimate how long such an informal arrangement may continue. However, the customer is partially dependent on the Company for the proper operation of its HVACR systems.

         Interest expense increased 61% from 1996 to 1997 as a result of the Company's increased borrowings, including acquisition indebtedness.

         The provision for income taxes consists principally of state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Liquidity and Capital Resources

         Working capital increased from $11,080,075 at February 28, 1997 to
$11,287,410 at May 31, 1997.   Current assets increased 23% principally in
accounts receivable and inventory. Gross accounts receivable represented 52 days of gross sales as of May 31, 1997, compared to 57 days of gross sales in receivables at the end of fiscal 1997, reflecting normal seasonal improvement. The increase in inventory from the end of fiscal 1997 is customary as the Company plans its stocking levels for expected second quarter sales, which are greater than in any other fiscal quarter.

         At May 31, 1997, the Company had fully utilized the borrowings available under its bank line of credit and has obtained a firm commitment from its bank lender ("Bank") to refinance the existing $8 million credit line with a new $18 million revolving credit facility, including a $1 million sub-facility for letters of credit. The new revolving credit facility will provide for borrowings, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3.00%. Borrowings under the new facility will be limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. As a result of the Company's acquisitions during fiscal 1997, the Company was not in compliance with certain financial covenants under the revolving line of credit at May 31, 1997. The Company has obtained waivers of such debt covenant violations from the Bank through August 31, 1997.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

         In May 1997, the Company entered into a letter of intent to acquire Contractors Heating & Supply Company ("CHS"), a Denver-based HVACR distributor. The purchase price of the assets and liabilities of CHS is estimated at $6 million of which $4.8 million will be financed by the Bank under the proposed new credit facility, and $1.2 million will be financed by the seller. The Company expects to conclude the acquisition of CHS concurrent with the closing of the new loan facility. In addition, the increased facility should provide adequate funds to finance the expected growth in the Company's operations during the remainder of fiscal 1998.

         In April 1997, the Company acquired for approximately $70,000 the assets and liabilities of ACH, which has two branches in the Los Angeles area. In April 1997, the Company also borrowed an additional $450,000 from The Catalyst Fund, Ltd. ("Catalyst"), the proceeds of which were used to purchase ACH and to provide working capital for ACH. The payment terms and the interest rate of the additional borrowings are substantially the same as for the Company's previously existing loan from Catalyst.

         The Company has approximately $33 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Recently Issued Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options, warrants and convertible securities. The Company has determined that the impact of Statement No. 128 on the calculation of earnings per share for the three-month periods ended May 31, 1997 and 1996 would not be material.

                          PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  None.

(b) On April 9, 1997 the Company filed Form 8-K/A, amending its Form 8-K dated January 24, 1997, to include the financial statements required under Item 7. relating to the Company's acquisitions of the O'Leary Family Partnership, Ltd. and Lifetime Filter, Inc.





                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ACR GROUP, INC.





July 21, 1997                          /s/ Anthony R. Maresca
---------------------                  --------------------------------
Date                                   Anthony R. Maresca
                                       Senior Vice-President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------
27.1             Financial Data Schedule