Form 10-K/A
period 1997-02-28
ACR GROUP INC
filed 1997-10-07
CIK 711307

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                               __________________


                                  FORM 10-K/A
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


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

         The number of shares outstanding of the registrant's common stock as of April 30, 1997: 10,371,555 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                    PART III



ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 11.         EXECUTIVE COMPENSATION.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         ALEX TREVINO, JR., age 61, has served as a director of the Company since 1982, Chairman of the Board of the Company since 1988 and President and Chief Executive Officer of the Company since July 1990. From February 1990 until his date of employment, he was a consultant to the Company. From September 1987 to February 1990, he served as President of Western Operations of the Refrigeration and Air Conditioning Group of MLX Corporation, which is a distributor of commercial refrigeration, heating and cooling equipment.

         ANTHONY R. MARESCA, age 46, has been employed by the Company since 1985, serving as Controller until November 1985 when he was promoted to Senior Vice President, Chief Financial Officer and Treasurer. Mr. Maresca has been a director of the Company since 1986. Mr. Maresca is a certified public accountant.

         RONALD T. NIXON, age 41, has been a shareholder and officer since 1990 in The Catalyst Group, Inc., a mid-market private investment firm specializing in providing equity and subordinated debt financing. Mr. Nixon has been a director of the Company since December 1992.

         A. STEPHEN TREVINO, age 34, is a partner in the law firm of Trevino & Leppert, L.L.P. Mr. Trevino has been a director of the Company since May 1997. Mr. Trevino is the son of Alex Trevino, Jr., Chairman and Chief Executive Officer of the Company.

         The Board of Directors of the Company met four times during the fiscal year ended February 28, 1997. The Board has established two standing committees. The Audit Committee, comprised of Messrs. Nixon and A. Stephen Trevino, exercises oversight with respect to the Company's accounting practices and procedures and its relationship with its independent auditors. The Audit Committee met one time during fiscal 1997. The Compensation Committee, comprised of Messrs. Nixon and A. Stephen Trevino, makes recommendations to the Board of Directors regarding the compensation and benefits of officers. There was one Compensation Committee meeting held during fiscal 1997. The Company does not have a nominating committee.

         No director attended less than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees of the Board of Directors on which the director served.

ITEM 11.         EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company during the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995 to the Company's chief executive officer. No other executive officer of the Company received compensation which exceeded $100,000 during the fiscal year ended February 28, 1997.

SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                                                  Compensation Awards
                                      Fiscal        Annual Compensation     --------------------------------
       Name and Principal             Period        -------------------        Restricted
             Position                  Ended              Salary             Stock Award ($)     Options (#)
 -------------------------------      -------             ------             ---------------     -----------
   Alex Trevino, Jr.                   2/28/97            $150,000             $125,000              -
      President and                    2/29/96             150,000                  -              25,000
      Chief Executive Officer
                                       2/28/95             125,000                  -              25,000

         Option Grants in Last Fiscal Year

         No options were granted by the Company during the fiscal year ended February 28, 1997 to any of the executive officers or directors.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table discloses the value, as of February 28, 1997, of unexercised stock options held by the Company's chief executive officer. Such officer did not exercise any stock options during the fiscal year ended February 28, 1997.

                                                      Number of Unexercised        Value of Unexercised in-
                                                            Options at               the-Money Options at
                          Shares                        February 28, 1997               February 28, 1997
                       Acquired on       Value     ---------------------------    ---------------------------
         Name           Exercise       Realized     Exercisable Unexercisable     Exercisable  Unexercisable
  -----------------    ------------    --------     ----------- -------------     -----------  -------------
 Alex Trevino, Jr.         -0-            -           383,437         -             $855,897         -

REPORT OF THE COMPENSATION COMMITTEE

         The Compensation Committee of the Board of Directors consists of the two directors who are not employed by the Company. There are no committee interlocks or insider participation among the members of the Compensation Committee.

         The goal of the Compensation Committee is to ensure that the Company's compensation policies are suitable to attract and retain highly qualified executive officers and directors. Particular emphasis is placed on creating an appropriate blend of base and incentive compensation. Incentive compensation may also include both cash and equity components to align executives' interests with those of the shareholders.

         The Committee reviews annually the compensation of the Company's executive officers. In evaluating the level of base compensation, the Committee gives particular consideration to the relative compensation of executives in similar positions in publicly traded wholesale distribution companies with comparable sales. From time to time, the Committee may obtain advice from compensation and benefits consultants. The Committee does not anticipate that compensation paid to executive officers will exceed the limits for deductibility established by Section 162(m) of the Internal Revenue Code of 1986, as amended.

         During fiscal 1997, there were no adjustments made to any element of Mr. Trevino's compensation. However, the Compensation Committee decided to accelerate the timing of the restricted stock award that was granted to Mr. Trevino based upon the Company's attainment during fiscal 1997 of the level of net income before taxes specified in his employment contract. In the opinion of the Compensation Committee, the acceleration of such award benefitted both the Company and Mr. Trevino. The Committee intends to re-evaluate the provisions of Mr. Trevino's present employment contract which expires on February 28, 1998.

Ronald T. Nixon                            A. Stephen Trevino
Chairman                                   Member

STOCK PERFORMANCE GRAPH

         The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to ACR Group, Inc.'s shareholders, as well as the NASDAQ Stock Market Index and the NASDAQ Non-Financial Stocks Index.
The Company did not enter the HVACR industry until the middle of 1990, and from 1990 to 1993, gradually developed its businesses in the industry. From February 28, 1993, when the Company acquired ACR Supply, Inc., the Company has been a significant member of the HVACR industry.

                                        CUMULATIVE TOTAL RETURN 1992-1997
                               --------------------------------------------------------
A) VALUE OF $100 INVESTED      1992    1993      1994      1995      1996       1997
                               --------------------------------------------------------
ACR Group, Inc.                $100   $355.56   $533.33   $533.33   $555.56   $1,955.56
NASDAQ Stock Market Index      $100   $106.45   $125.98   $127.74   $177.99     $212.33
NASDAQ Non-Financial Stocks    $100    $98.81   $119.62   $117.83   $164.85     $190.70
                               --------------------------------------------------------

                               --------------------------------------------------------
B) ANNUAL RETURN               1992    1993      1994      1995      1996       1997
                               --------------------------------------------------------
ACR Group, Inc.                 NA    255.56%    50.00%    0.00%     4.17%     252.00%
NASDAQ Stock Market Index       NA     6.45%     18.35%    1.40%    39.34%      19.30%
NASDAQ Non-Financial Stocks     NA    (1.19%)    21.06%   (1.49%)   39.90%      15.68%
                               --------------------------------------------------------

         Employment Contract and Termination of Employment Arrangement

         Mr. Trevino and the Company entered into an employment agreement effective as of May 17, 1993, having a term ending February 28, 1998. Pursuant to the agreement, Mr. Trevino serves as President and Chief Executive Officer of the Company. The agreement may be terminated by the Company for cause, death or disability, or if the Company has a net loss before taxes in any fiscal year. In the event that the agreement is otherwise terminated by the Company, Mr. Trevino is to be paid all compensation and benefits provided under the agreement through the later of February 28, 1998 or one year after termination of his employment.

         Under the agreement, Mr. Trevino's annual salary is $150,000.
Pursuant to the agreement, Mr. Trevino received a restricted stock award of 125,000 shares of the Company's Common Stock during the fiscal year ended February 28, 1997, based upon the Company attaining a specified level of net income before taxes for such fiscal year. The agreement also provides that Mr. Trevino is to receive a cash bonus equal to his annual salary multiplied by the percentage by which the Company's net income before taxes for a fiscal year exceeds the forecast net income before taxes as approved by the Board of Directors. Such bonus may not exceed 75% of Mr. Trevino's base salary. No bonus was earned by Mr. Trevino for the fiscal year ended February 28, 1997.

         Mr. Trevino's employment agreement further provides that the Company will grant Mr. Trevino options to purchase up to a maximum of 425,000 shares of the Company's Common Stock at an exercise price per share equal to the greater of the average of the market price of the Company's Common Stock for the thirty trading days preceding the date of grant or the Company's book value per share. For each full fiscal year during the term of the agreement, Mr. Trevino will be granted 25,000 options for each $.01 per share that the Company's net income before taxes exceeds $.03 per share (less options previously granted under the agreement for prior fiscal years). If Mr. Trevino's employment is terminated by the Company without cause, all stock options not previously granted are to be granted and shall be fully vested. All options granted under the agreement expire on the sooner of five years from the date of grant or ninety days after termination. Pursuant to this agreement, Mr. Trevino was granted an option to purchase 25,000 shares of Common Stock with respect to the Company's net income before taxes for each of the fiscal years ended February 28, 1994 and 1995, and will be granted an option to purchase 75,000 shares with respect to the Company's net income before taxes for the fiscal year ended February 28, 1997.

         The agreement also provides that if Mr. Trevino terminates his employment, or if the Company terminates his employment for cause, Mr. Trevino is prohibited from competing with the Company for a period of two years.

         Compensation of Directors

         Non-employee directors are paid $3,600 per year, payable quarterly, for service on the Board. In addition, non-employee directors are paid $500 for each meeting of the Board or a committee of the Board attended in person and are reimbursed for actual expenses incurred for attendance at meetings. Directors who are employed by the Company receive no compensation for being a director.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock as of April 30, 1997, by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) the President and Chief Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. All information with respect to beneficial ownership has been furnished by the shareholders to the Company.

                                                                    Amount and Nature              Percent
                                                                      of Beneficial                  of
 Name and Address of Beneficial Owner                                  Ownership (1)                Class
 ------------------------------------                              --------------------           ---------
 Alex Trevino, Jr. (2) (3)                                                2,198,831                 20.4%
 ACR Group, Inc.
 3200 Wilcrest Drive, Suite 440
 Houston, TX  77042

 Ronald T. Nixon (4)                                                        750,000                  6.7%
 The Catalyst Group
 Three Riverway, Suite 770
 Houston, TX  77056

 Anthony R. Maresca                                                         354,650                  3.4%
 ACR Group, Inc.
 3200 Wilcrest Drive, Suite 440
 Houston, TX  77042

 A. Stephen Trevino (5)                                                   1,630,894                 13.7%
 Trevino & Leppert, L.L.P.
 5847 San Felipe, Suite 3475
 Houston, TX  77057

 DST Investments                                                          1,493,394                 14.4%
 2 Memorial Point
 Houston, TX  77024

 St. James Capital Partners, L.P. (6)                                     1,423,530                 12.4%
 1980 Post Oak Blvd., Suite 2030
 Houston, TX  77056

 The Catalyst Fund, Ltd. (7)                                                750,000                  6.7%
 Three Riverway, Suite 770
 Houston, TX  77056

 Meridian Fund, Ltd.                                                        809,560                  7.8%
 601 Jefferson, Suite 4000
 Houston, TX  77002

 EOT Investments, Inc.                                                      686,697                  6.6%
 5125 Cape Romain
 Corpus Christi, TX  78412

 Dana L. Fisher                                                             730,347                  7.0%
 ACR Supply, Inc.
 806 East Harris
 Pasadena, TX  77506

 Thomas W. Courtney                                                         542,975                  5.2%
 833 Wyndemere Way
 Naples, FL  34105

 All Directors and Executive Officers                                     2,655,981                 21.3%
 as a group (4 persons) (8) (9)

(1) For each beneficial owner, the number of shares outstanding and their percentage of stock ownership includes the number of common and all common equivalent shares (including options exercisable within 60 days) owned by such individual at April 30, 1997.

(2) Includes 1,493,394 shares owned by DST Investments, a partnership whose partners are Henrietta Trevino, wife of Mr. Trevino, and his two adult children, and 2,000 shares owned by Henrietta Trevino. The beneficial ownership of all of such shares is disclaimed by Mr. Trevino.

(3) Includes 383,437 shares which are subject to options exercisable within 60 days of April 30, 1997.

(4) Includes 750,000 shares which are subject to warrants issued to The Catalyst Fund, Ltd., exercisable within 60 days of April 30, 1997, the beneficial ownership of which is disclaimed by Mr. Nixon.

(5) Includes 1,493,394 shares owned by DST Investments, a partnership whose partners are Mr. A. Stephen Trevino, his mother and his adult sister, and 33,000 shares owned by the wife of Mr. A. Stephen Trevino, the beneficial ownership of which he disclaims.

(6) Includes 530,000 shares which are subject to warrants exercisable within 60 days of April 30, 1997, and 598,356 shares into which certain indebtedness of ACR Group, Inc. may be converted within 60 days of April 30, 1997.

(7) Includes 750,000 shares which are subject to warrants exercisable within 60 days of April 30, 1997.

(8) Includes an aggregate of 383,437 shares which are subject to options exercisable by directors and executive officers as a group within 60 days of April 30, 1997.

(9) Excludes all shares as to which directors and executive officers disclaim beneficial ownership.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1993, the Company obtained a loan from The Catalyst Fund, Ltd. ("Catalyst") for $1.0 million, the proceeds of which were used to pay the cash portion of the purchase price of ACR Supply, Inc. ("ACRS") and for working capital for ACRS. The loan bears interest at 12 1/2% per annum and is secured by the stock and operating assets of certain of the Company's subsidiaries and an assignment of proceeds from a life insurance policy on Mr. Trevino.
Catalyst has subordinated its security interests in connection with up to $8.9 million in additional secured borrowings of the Company. In addition, Catalyst received a warrant to purchase one million shares of the Company's Common Stock at a price of $.59 per share, exercisable at any time before May 1999. In April 1997, the Company borrowed an additional $450,000 from Catalyst, the proceeds of which were used to acquire the net assets of ACH Supply, Inc. ("ACH") and to provide working capital for ACH. The payment terms and the interest rate of the additional borrowing are substantially the same as for the Company's previously existing loan from Catalyst. Mr. Nixon is a shareholder and officer of the general partner of Catalyst. As of April 30, 1997, the aggregate unpaid balance owed to Catalyst by the Company on both debt facilities was $942,934.





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACR GROUP, INC.


Date:  October 7, 1997                     By: /s/ Anthony R. Maresca
                                               --------------------------------
                                               Anthony R. Maresca
                                               Senior Vice President and
                                               Chief Financial Officer