Form 10-Q
period 1997-08-31
ACR GROUP INC
filed 1997-10-15
CIK 711307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

                        Commission file number 0-12490

                                ACR GROUP, INC
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               Texas                                   74-2008473
---------------------------------                ------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  identification No.)


3200 Wilcrest Drive, Smite 440, Houston, Texas           77042
----------------------------------------------   ------------------------------
   (Address of principal executive offices)            (Zip Code)

                                (713) 780-8532
-------------------------------------------------------------------------------
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

Shares of Common Stock outstanding at September 30, 1997 - 10,379,992.

                        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                                        August 31,       February 28,
                                                           1997             1997
                                                       ------------      ------------
                                                       (Unaudited)
Current assets:
  Cash                                                 $    496,992      $    412,699
  Accounts receivable, net                               13,334,359         8,914,933
  Inventory                                              14,437,228        13,667,019
  Prepaid expenses and other                                172,740           130,142
  Deferred income taxes                                     347,000           347,000
                                                       ------------      ------------

             Total current assets                        28,788,319        23,471,793
                                                       ------------      ------------

Property and equipment, net of accumulated
  depreciation                                            3,655,773         3,435,406
Deferred income taxes                                       693,000           693,000
Goodwill, net of accumulated amortization                 2,760,486         2,657,500
Other assets                                                463,199           299,911
                                                       ------------      ------------

                                                       $ 36,360,777      $ 30,557,610
                                                       ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
    and capital lease obligations                      $  1,418,642      $  1,457,600
  Accounts payable                                       14,261,340         9,925,146
  Accrued expenses and other liabilities                  1,398,280         1,008,972
                                                       ------------      ------------

             Total current liabilities                   17,078,262        12,391,718

Long-term debt, less current maturities                  11,326,020        11,159,892
                                                       ------------      ------------

             Total liabilities                           28,404,282        23,551,610
                                                       ------------      ------------

Shareholders' equity:
  Common stock                                              103,800           103,716
  Additional paid-in capital                             41,621,740        41,620,770
  Accumulated deficit                                   (33,769,045)      (34,718,486)
                                                       ------------      ------------

             Total shareholders' equity                   7,956,495         7,006,000
                                                       ------------      ------------

                                                       $ 36,360,777      $ 30,557,610
                                                       ============      ============


        The accompanying notes are an integral part of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                      Six months ended                  Three months ended
                                         August 31,                         August 31,
                              ------------------------------      ------------------------------
                                  1997               1996             1997             1996
                              ------------      ------------      ------------      ------------
Sales                         $ 48,223,439      $ 44,029,682      $ 27,626,657      $ 25,148,294
Cost of sales                   38,772,525        35,540,071        22,300,664        20,250,455
                              ------------      ------------      ------------      ------------

Gross profit                     9,450,914         8,489,611         5,325,993         4,897,839

Selling, general and
  administrative expenses       (8,037,034)       (7,261,992)       (4,233,504)       (3,981,208)
Other operating income             184,475           257,159            46,521            91,869
                              ------------      ------------      ------------      ------------

Operating income                 1,598,355         1,484,778         1,139,010         1,008,500

Interest expense                  (688,310)         (440,060)         (377,930)         (246,682)
Other non-operating income          81,206            72,037            39,443            38,365
                              ------------      ------------      ------------      ------------

Income before taxes                991,251         1,116,755           800,523           800,183

Provision for income taxes         (41,810)          (31,840)          (31,500)          (22,605)
                              ------------      ------------      ------------      ------------

Net income                         949,441      $  1,084,915      $    769,023           777,578
                              ============      ============      ============      ============

Average outstanding common
  and equivalent shares         11,671,144        10,600,841        11,608,338        10,713,751
                              ============      ============      ============      ============

Earnings per share            $        .08      $        .10      $        .07      $        .07
                              ============      ============      ============      ============





        The accompanying notes are an integral part of these condensed financial statements.

                ACR GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)


                                                               Six months ended
                                                                  August 31,
                                                        ----------------------------
                                                           1997             1996
                                                        -----------      -----------
Operating activities:
  Net income                                            $   949,441      $ 1,084,915
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                          429,677          331,756
     Stock issued as compensation                                --          125,000
     Changes in operating assets and liabilities:
       Accounts receivable                               (4,229,785)      (3,142,638)
       Inventory                                           (568,948)      (1,996,297)
       Prepaid expense and other assets                    (255,314)        (181,248)
       Accounts payable                                   4,025,174        1,327,394
       Accrued expenses and other liabilities               370,552          588,621
                                                        -----------      -----------

Net cash provided by (used in) operating activities         720,797       (1,862,497)
                                                        -----------      -----------

Investing activities:
  Acquisition of property and equipment, net               (324,048)        (386,078)
  Acquisition of businesses, net of cash acquired           (90,956)              --
                                                        -----------      -----------

Net cash used in investing activities                      (415,004)        (386,078)
                                                        -----------      -----------

Financing activities:
  Proceeds from long-term debt                              525,478        2,571,862
  Payment of long-term debt                                (748,032)        (452,982)
  Exercise of stock options                                   1,054               --
                                                        -----------      -----------

Net cash provided by (used in) financing
  activities                                               (221,500)       2,118,880
                                                        -----------      -----------

Net increase (decrease) in cash                              84,293         (129,695)
Cash at beginning of year                                   412,699          348,162
                                                        -----------      -----------

Cash  at  end  of  period                               $   496,992      $   228,467
                                                        ===========      ===========

Schedule of non-cash investing and
  financing activities:
  Acquisition of subsidiaries:
    Fair value of assets acquired                           430,776
    Fair value of liabilities acquired                      447,381
    Goodwill                                                112,836
  Purchase of equipment under capital
    leases (net of cash paid)                               190,239          331,349


        The accompanying notes are an integral part of these condensed financial statements.

                                ACR GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1  -  Basis of Presentation

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six-month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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


                       Six Months Ended   Three Months Ended
                        August 31, 1996    August 31, 1996
                       ----------------   ------------------
     Sales                  $45,405,288     $25,940,656
     Net income               1,349,028         980,486
     Earnings per share             .13             .09


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

     On September 9, 1997, the Company, through a wholly-owned subsidiary, acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company ("CHS"). CHS was paid $4,626,315 cash at closing, and received a promissory note ("Note") for $1,200,000. The liabilities assumed by the Company's subsidiary included $1,200,000 owed by CHS to certain of its shareholders, and was paid in full at closing by the Company's subsidiary. The Note bears interest at 8 1/2% per annum. The Note is to be repaid in three annual principal installments of $400,000 each, plus accrued interest, beginning September 1, 1998, and is secured by a first lien on machinery and equipment purchased from CHS that is used to fabricate sheet metal products. The Note is subordinated to the Company's indebtedness to its senior secured lender (Note 3). The acquisition will be accounted for using the purchase method of accounting. The Company will file audited financial statements of CHS as of December 31, 1996 and 1995, and for the years then ended, and pro forma financial statements of the Company as of August 31, 1997, with the Securities and Exchange Commission on Form 8-K/A no later than November 24, 1997.

3  -  Debt

     On August 27, 1997, the Company closed a revolving credit facility ("New Facility") with its bank lender ("Bank"). The New Facility has a capacity of $18 million, and borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. The Company has the option of paying interest on the New Facility at either the Bank's prime rate plus 1/2% or LIBOR plus 3%. The New Facility was funded by the Bank on September 8, 1997, and $7.4 million was used to repay outstanding borrowings under the Company's former line of credit with the Bank. Subsequently, the Company has also borrowed $5.7 million to acquire the business of CHS and approximately $1 million for additional working capital. The New Facility matures on August 31, 2000.

4  -  Contingent Liabilities

     The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 1997, the cost of such inventory held in the bonded warehouses was $10,698,250.

                       ACR GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4  -   Contingent Liabilities (continued)

     The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. As of August 31, 1997, the Company owed approximately $220,000 for unsold cooling equipment. Management believes that such equipment will be sold in the ordinary course of business at prices equal to or in excess of the Company's cost.

5  -   Income Taxes

     The provision for income taxes consists principally of current state income taxes. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

6  -   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options, warrants and convertible securities. The Company has determined that the impact of Statement No. 128 on the calculation of earnings per share for the six-month and three-month periods ended August 31, 1997 and 1996 would not be material.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted by the Company in fiscal 1999. At that time, the Company will be required to present financial and descriptive information about its operating segments under the "management approach" versus the "industry segment approach". The Company is currently evaluating the impact of the new statement on the financial disclosure of the Company.

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


Comparison of Results of Operations for the Six-Month and Three-Month Periods Ended August 31, 1997 and August 31, 1996

Six Months Ended August 31, 1997 Compared to 1996

     Net income declined 12% to $949,441 for the six months ended August 31, 1997 (fiscal 1998), compared to $1,084,915 for the six months ended August 31, 1996 (fiscal 1997). This decline was generally attributable to higher interest expense and to weather conditions in three of the Company's largest markets, Texas, Georgia and Tennessee, where below average temperatures and above average rainfall from March through June 1997 reduced demand for air conditioning products.

     Consolidated sales increased 10% from fiscal 1997 to 1998, with the increase attributable to sales at locations opened or acquired after the beginning of fiscal 1997. Sales at 21 branches that had been open more than a year at the beginning of fiscal 1997 declined 1% in the first six months of fiscal 1998, compared to fiscal 1997, Growth in sales was strongest at stores in the Houston area and in south Georgia, with stores in the Atlanta area and central Texas experiencing the sharpest declines. After increases in excess of 20% in each of the past three years, sales at Heating and Cooling Supply in Las Vegas were unchanged from fiscal 1997 to 1998.

     The Company's gross margin percentage on sales was 19.6% for the six-month period ended August 31, 1997, compared to 19.3% in 1996. The higher gross margin percentage in 1997 is a result of the gross margin attained at the Company's operations that have been added since 1996. The Company's distribution operations in both Florida and California sell less HVACR equipment as a percentage of total sales than most of the Company's other operations and, accordingly, attain a higher gross margin percentage on aggregate sales. Lifetime Filter, Inc. ("LFI") is a manufacturing business and realizes a higher gross margin percentage than the Company's distribution operations. The higher gross margin percentages realized at the newer operations have been partially offset in fiscal 1998 by a decline in gross margin in Texas and Tennessee in response to unusually competitive market conditions resulting from slower overall sales in those areas.

     Selling, general and administrative ("SG&A") expenses have increased 11% from fiscal 1997 to 1998, because of the costs associated with the added operations described above. Expressed as a percentage of sales, SG&A expenses increased from 16.5% in fiscal 1997 to 16.7% in fiscal 1998.

     Other operating income consists of both energy services income and commission income received from a supplier to the Company for providing warehousing and shipping services to another distributor of the supplier. Commission income has declined 45% from fiscal 1997 to fiscal 1998 because of both a reduction in the commission rate paid by the supplier and a reduction in orders from the other distributor. Energy services income from the Company's sole customer has increased 7% from fiscal 1997 to 1998. The Company provides energy management services on a month-to-month basis to the customer, and management cannot estimate how long such an informal arrangement may continue. However, the customer is partially dependent on the Company for the proper operation of its HVACR systems.

     Interest expense increased 56% from fiscal 1997 to fiscal 1998 as a result of the Company's increased borrowings, principally for acquisition indebtedness. Interest expense in fiscal 1998 also includes $69,000 paid to an equipment supplier for extended payment terms compared to $14,000 paid in fiscal 1997.

     The provision for income taxes consists principally of state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Three Months Ended August 31, 1997 Compared to 1996

     Much of the preceding analysis with respect to the six-month periods ended August 31, 1997 and 1996 is applicable to the three-month periods then ended. Net income decreased 1%, from $777,578 in 1996 to $769,023 In 1997. After extraordinarily temperate weather conditions prevailed through June 1997, as described above, normal summer weather conditions existed from the middle of July through August. With its sales consisting principally of air conditioning products because of its geographic concentration in the Sun Belt, the Company's sales and results of operations are subject to significant seasonal fluctuations. In the Company's fiscal year, the second quarter, ending August 31, is the most profitable and has the greatest sales volume.

     Consolidated sales increased 10% from 1996 to 1997, with sales increasing in all market areas except the Atlanta area. As for the Company's recently acquired operations, sales at ACH exceeded the Company's expectations as unusually hot weather prevailed in southern California, while sales at LFI were less than the Company's expectations because of a lower volume of orders from LFI's largest customer.

     Gross margin percentage in the quarter ended August 31, 1997 was 19.3%, compared to 19.5% in 1996. The decline in gross margin percentage was attributable to highly competitive pricing that was necessary to retain market share and to special pricing considerations given to certain large customers in Texas.

     SG&A expenses as a percentage of sales decreased from 15.8% in 1996 to 15.3% in 1997. In the quarter ended August 31, 1996, the Company recorded a non-recurring compensation charge of $125,000. Interest expense increased from 1996 to 1997 for the reasons stated above, including $65,000 paid to a vendor in 1997 for extended payment terms, compared to $13,000 paid in 1996.

Liquidity and Capital Resources

     Working capital increased from $11,080,075 at February 28, 1997 to $11,710,057 at August 31, 1997. Current assets increased 23%, principally in accounts receivable and inventory, reflecting expected seasonal trends. Gross receivables represented 48 days of sales at August 31, 1997, compared to 57 days at February 28, also reflecting the usual seasonal adjustment.

     On August 27, 1997, the Company closed a revolving credit facility ("New Facility") with its bank lender ("Bank"). The New Facility has a capacity of $18 million, and borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. The Company has the option of paying interest on the New Facility at either the Bank's prime rate plus 1/2% or LIBOR plus 3%. The New Facility was funded by the Bank on September 8, 1997, and $7.4 million was used to repay outstanding borrowings under the Company's former line of credit with the Bank. Subsequently, the Company has also borrowed $5.7 million to acquire the business of Contractors Heating and Supply Company ("CHS") and approximately $1 million for additional working capital. Management believes that availability under the New Facility will be adequate to finance the Company's working capital requirements for both growth in existing business and expansion of branch operations for the foreseeable future. The New Facility matures on August 31, 2000.

     On September 9, 1997, the Company, through a wholly-owned subsidiary, acquired certain of the assets, and assumed certain of the liabilities, of CHS. CHS was paid $4,626,315 cash at closing, and received a promissory note ("Note") for $1,200,000. The liabilities assumed by the Company's subsidiary included $1,200,000 owed by CHS to certain of its shareholders, and was paid in full at closing by the Company's subsidiary. The Note bears interest at 8 1/2% per annum. The Note is to be repaid in three annual principal installments of $400,000 each, plus accrued interest, beginning September 1, 1998, and is secured by a first lien on machinery and equipment purchased from CHS that is used to fabricate sheet metal products. The Note is subordinated to the New Facility.

     The Company is actively considering additional financing alternatives in order to continue its plan of acquiring other HVACR distribution companies. Such financing may be in the form of subordinated debt, equity or some combination of debt and equity. Although management has engaged in discussions with several potential lenders or investors, the Company has no commitment for additional financing and cannot predict whether or when any such additional financing may materialize. Management is also reviewing. the suitability of several acquisition opportunities, but has not entered into letters of intent to acquire any companies. The Company's ability to consummate a significant acquisition would be dependent upon obtaining additional financing.

     The Company has approximately $33 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options, warrants and convertible securities. The Company has determined that the impact of Statement No. 128 on the calculation of earnings per share for the six-month periods ended August 31, 1997 and 1996 would not be material.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted by the Company in fiscal 1999. At that time, the Company will be required to present financial and descriptive information about its operating segments under the "management approach" versus the "industry segment approach". The Company is currently evaluating the impact of the new statement on the financial disclosure of the Company.

                          PART II - OTHER INFORMATION

Item 4. - Results of Votes of Security Holders

     At the Annual Meeting of Shareholders on August 21, 1997, the shareholders of the Company voted on and approved the following issue:

     Election of Directors for a term of one year expiring at the next Annual Meeting of Shareholders:


                                                Shares      Shares
                                                 For       Withheld
                                               ---------   --------
             Anthony  R.  Maresca              6,363,912     1,550
             Ronald T. Nixon                   6,363,912     1,550
             Alex Trevino, Jr.                 6,363,712     1,750
             A.  Stephen  Trevino              6,363,912     1,550



Item 6. -  Exhibits  and  Reports on Form 8-K

(a)  Exhibits.

     10.1 Loan and Security Agreement between ACR Group, Inc. and NationsBank of Texas, N.A. dated as of August 27, 1997.

     10.2 First Amendment to Loan and Security Agreement between ACR Group, Inc. and NationsBank of Texas, N.A. dated as of September 9, 1997.

     27.1   Financial Data Schedule.

(b)  No report on Form 8-K was filed during the quarter ended August 31, 1997.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACR GROUP, INC.



     October 15, l997                   /s/ Anthony R. Maresca
---------------------------            ----------------------------------
Date                                   Anthony R. Maresca
                                       Senior Vice-President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number          Description
--------------          -----------

10.1                    Loan and Security Agreement between ACR Group, Inc. and
                        NationsBank of Texas, N.A. dated as of August 27, 1997.

10.2                    First Amendment to Loan and Security Agreement between
                        ACR Group, Inc. and NationsBank of Texas, N.A. dated as of September 9, 1997.

27.1                    Financial Data Schedule.
