Form 10-Q
period 1997-11-30
ACR GROUP INC
filed 1998-01-14
CIK 711307

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

                         Commission file number 0-12490


                                ACR GROUP, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                       74-2008473
------------------------------------          -------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas               77042
----------------------------------------------     --------------------------
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

Shares of Common Stock outstanding at December 31, 1997 - 10,379,992.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    November 30,    February 28,
                                                                        1997            1997
                                                                    ------------    ------------
                                                                    (Unaudited)
Current assets:
   Cash                                                             $    87,494      $   412,699
   Accounts receivable, net                                          14,192,445        8,914,933
   Inventory                                                         15,748,102       13,667,019
   Prepaid expenses and other                                           372,111          130,142
   Deferred income taxes                                                487,000          347,000
                                                                    -----------      -----------

                 Total current assets                                30,887,152       23,471,793
                                                                    -----------      -----------

Property and equipment, net of accumulated
  depreciation                                                        3,807,414        3,435,406
Deferred income taxes                                                   973,000          693,000
Goodwill, net of accumulated amortization                             6,467,303        2,657,500
Other assets                                                            353,283          299,911
                                                                    -----------      -----------

                                                                    $42,488,152      $30,557,610
                                                                    ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
      and capital lease obligations                                 $ 1,575,708      $ 1,457,600
   Accounts payable                                                  12,772,019        9,925,146
   Accrued expenses and other liabilities                             2,035,490        1,008,972
                                                                    -----------      -----------

                 Total current liabilities                           16,383,217       12,391,718

Long-term debt, less current maturities                              17,307,188       11,159,892
                                                                    -----------      -----------

                 Total liabilities                                   33,690,405       23,551,610
                                                                    -----------      -----------

Shareholders' equity:
   Common stock                                                         103,800          103,716
   Additional paid-in capital                                        41,621,740       41,620,770
   Accumulated deficit                                              (32,927,793)     (34,718,486)
                                                                    -----------      -----------

                 Total shareholders' equity                           8,797,747        7,006,000
                                                                    -----------      -----------

                                                                    $42,488,152      $30,557,610
                                                                    ===========      ===========

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                         Nine months ended                      Three months ended
                                            November 30,                            November 30,
                                     -------------------------               ----------------------------
                                         1997          1996                      1997          1996
                                     -----------   -----------               -----------      -----------
Sales                                $74,921,276   $62,911,596               $26,697,837      $18,881,914
Cost of sales                         59,594,561    50,792,694                20,822,036       15,252,623
                                     -----------   -----------               -----------      -----------

Gross profit                          15,326,715    12,118,902                 5,875,801        3,629,291

Selling, general and
  administrative expenses            (13,034,614)  (10,569,431)               (4,997,580)      (3,307,439)
Other operating income                   241,273       337,941                    56,798           80,782
                                     -----------   -----------               -----------      -----------

Operating income                       2,533,374     1,887,412                   935,019          402,634

Interest expense                      (1,233,646)     (675,073)                 (545,336)        (235,013)
Other non-operating income               144,104        96,359                    62,898           24,322
                                     -----------   -----------               -----------      -----------

Income before taxes                    1,443,832     1,308,698                   452,581          191,943

Provision (benefit) for income
  taxes:
  Current                                 73,139        45,509                    31,329           13,669
  Deferred                              (420,000)         -                     (420,000)            -
                                     -----------   -----------               -----------      -----------

Net income                           $ 1,790,693   $ 1,263,189               $   841,252      $   178,274
                                     ===========   ===========               ===========      ===========

Average outstanding common
  and equivalent shares               11,658,806    10,957,049                11,629,387       11,206,003
                                     ===========   ===========               ===========      ===========

Earnings per share                   $       .15   $       .12               $       .07      $       .02
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

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    Nine months ended
                                                                                                       November 30,
                                                                                                 -----------------------
                                                                                                    1997          1996
                                                                                                 ----------   ----------
Operating activities:
  Net income                                                                                     $1,790,693   $1,263,189
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                                   698,816      511,712
    Deferred income taxes                                                                          (420,000)        -
    Stock issued as compensation                                                                       -         125,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                                        (3,315,751)  (2,739,160)
      Inventory                                                                                     300,721     (831,292)
      Prepaid expense and other assets                                                             (149,301)    (170,385)
      Accounts payable                                                                            1,089,207     (504,630)
      Accrued expenses and other liabilities                                                        666,722      636,178
                                                                                                 ----------   ----------

Net cash provided from (used in) operating activities                                               661,107   (1,709,388)
                                                                                                 ----------   ----------

Investing activities:
  Acquisition of property and equipment, net                                                       (492,052)    (538,713)
  Acquisition of businesses, net of cash acquired                                                (5,478,177)        -
  Proceeds from disposition of assets                                                               267,183         -
                                                                                                 ----------   ----------

Net cash used in investing activities                                                            (5,703,046)    (538,713)
                                                                                                 ----------   ----------

Financing activities:
  Proceeds from long-term debt                                                                   13,389,674    2,701,862
  Payment of long-term debt                                                                      (8,673,994)    (539,848)
  Exercise of stock options                                                                           1,054         -
                                                                                                 ----------   ----------

Net cash provided by financing activities                                                         4,716,734    2,162,014
                                                                                                 ----------   ----------

Net decrease in cash                                                                               (325,205)     (86,087)
Cash at beginning of year                                                                           412,699      348,162
                                                                                                 ----------   ----------

Cash at end of period                                                                            $   87,494   $  262,075
                                                                                                 ==========   ==========

Schedule of non-cash investing and
  financing activities:
  Acquisition of subsidiaries:
    Fair value of assets acquired                                                                $5,702,433   $     -
    Fair value of liabilities acquired                                                            4,099,618         -
    Goodwill                                                                                      3,865,179         -
  Purchase of equipment under capital leases
    (net of cash paid):
    For notes payable                                                                                  -         250,000
    Under capital leases                                                                            190,239      375,293
  Sale of property for note receivable                                                             (201,136)        -

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                ACR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1  -     Basis of Presentation

         The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and nine-month periods ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         The acquisition described above was accounted for using the purchase method of accounting. Unaudited pro forma results of the Company's operations, as if the acquisition of CHS had occurred as of March 1, 1997, are as follows:

                                                   Nine Months Ended
                                                   November 30, 1997
                                                   -----------------
              Sales                                   $84,390,816
              Net income                                1,881,173
              Earnings per share                              .16

         These pro forma results are presented for comparative purposes only and include certain adjustments to give effect to occupancy cost for facilities leased from CHS, interest expense on acquisition debt, amortization of goodwill and additional depreciation expense as a result of a step-up in the basis of fixed assets, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination occurred on March 1, 1997, or of future results of the consolidated entities.

                                ACR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2 -      Acquisitions (continued)

         In April 1997, the Company acquired for approximately $70,000 the assets and liabilities of ACH Supply, Inc. ("ACH"), a wholesale distributor of HVACR products with two branches in the Los Angeles area. Pro forma results of operations relating to this acquisition are not presented because the effects of the acquisition would not be material.

3  -     Debt

         On August 27, 1997, the Company closed a revolving credit facility ("New Facility") with its bank lender ("Bank"). The New Facility was funded by the Bank on September 8, 1997, and $7.4 million was used to repay outstanding borrowings under the Company's former line of credit with the Bank. In September 1997, the Company also borrowed $5.7 million under the New Facility to acquire CHS. The New Facility has a maximum availability of $18 million, and borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. The Company has the option of paying interest on the New Facility at either the Bank's prime rate plus 1/2% or LIBOR plus 3%. The New Facility matures on August 31, 2000.

4  -     Contingent Liabilities

         The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Las Vegas and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 1997, the cost of such inventory held in the bonded warehouses was $7,762,894.

         The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. Management believes that substantially all consigned merchandise on hand at November 30, 1997 will be sold in the ordinary course of business before any purchase obligation is incurred.

                                ACR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5 -      Income Taxes

         The provision for income taxes consists principally of current state income taxes. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income. The deferred tax benefit recognized in the quarter ended November 30, 1997 represents a reduction in the valuation allowance established against the Company's deferred tax asset. Management believes that, as a result of the acquisition of CHS, a reduction in the valuation allowance is appropriate based on its evaluation of the expected future utilization of the Company's net operating loss carryforwards.

6 -      Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options, warrants and convertible securities. The Company has determined that the impact of Statement No. 128 on the calculation of earnings per share for the nine-month and three-month periods ended November 30, 1997 and 1996 would not be material.

         In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted by the Company in fiscal 1999. At that time, the Company will be required to present financial and descriptive information about its operating segments under the "management approach" versus the "industry segment approach." The Company is currently evaluating the impact of the new statement on the financial disclosure of the Company.

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Results of Operations for the Nine-Month and Three-Month Periods Ended November 30, 1997 and November 30, 1996

Nine Months Ended November 30, 1997 Compared to 1996

         Net income increased to $1,790,693 for the nine months ended November 30, 1997 (fiscal 1998), compared to $1,263,189 for the nine months ended November 30, 1996 (fiscal 1997), an increase of 42%. The increase in net income is attributable to the results of operations at Lifetime Filter, Inc. ("LFI") and at Contractors Heating and Supply, Inc. ("CHS"), which were acquired by the Company in January 1997 and September 1997, respectively, and to a reduction in the deferred tax asset valuation allowance in the quarter ended November 30, 1997. These factors more than offset higher interest costs and a decline in operating income at the Company's Georgia and Tennessee operations which have been adversely affected in fiscal 1998 by weather conditions which produced below average temperatures and above average rainfall during the spring and much of the summer of 1997, thereby reducing demand for air conditioning products.

         Consolidated sales increased 19% from fiscal 1997 to 1998, with the increase attributable to sales at locations opened or acquired after the beginning of fiscal 1997. Sales at 21 branches that had been open more than a year at the beginning of fiscal 1997 increased 1% in the first nine months of fiscal 1998, compared to fiscal 1997. Growth in sales was strongest at stores in the Houston area and in south Georgia, with stores in the Atlanta area and central Texas experiencing the sharpest declines.

         The Company's gross margin percentage on sales was 20.5% for the nine-month period ended November 30, 1997, compared to 19.3% in 1996. The higher gross margin percentage in 1997 is a result of the Company's operations that have been added since 1996. The Company's distribution operations in both Florida and California sell less HVACR equipment as a percentage of total sales than most of the Company's other operations and, accordingly, attain a higher gross margin percentage on aggregate sales. LFI and CHS both have a significant manufacturing component of their business and realize a higher gross margin percentage than the Company's distribution operations. At its Florida operations, which the Company opened in 1996, the Company has raised its gross margin percentage by 2.5% in 1997 compared to 1996, when it cut prices to help obtain its initial customer base.

         Selling, general and administrative ("SG&A") expenses, expressed as a percentage of sales, increased from 16.8% in fiscal 1997 to 17.4% in fiscal 1998. Such increase is attributable to SG&A expenses at LFI and CHS, and at ACH Supply ("ACH"), the Company's California operation that was acquired in April 1997. The Company expects SG&A expense as a percentage of sales to be somewhat higher at its manufacturing operations than at its distribution operations.

         Other operating income consists of both energy services income and commission income received from a supplier to the Company for providing warehousing and shipping services to another distributor of the supplier. Commission income has declined 40% from fiscal 1997 to fiscal 1998 because of both a reduction in the commission rate paid by the supplier and a reduction in orders from the other supplier. Energy services income from the Company's sole customer has decreased 3% from fiscal 1997 to 1998. The Company provides energy management services on a month-to-month basis to the customer, and management cannot estimate how long such an informal arrangement may continue. However, the customer is partially dependent on the Company for the proper operation of its HVACR systems.

         Interest expense increased 83% from fiscal 1997 to fiscal 1998 as a result of the Company's increased borrowings, principally for acquisition indebtedness.

         The current provision for income taxes consists principally of state income taxes. As a result of its substantial tax loss carryforwards, the Company has minimal liability for federal income taxes. See Liquidity and Capital Resources, below. In the quarter ended November 30, 1997, the Company recognized a deferred tax benefit of $420,000. Management believed that, as a result of the acquisition of CHS, it was appropriate to reduce the valuation allowance established against its deferred tax asset based on its evaluation of the expected future utilization of the Company's net operating loss carryforwards.

Three Months Ended November 30, 1997 Compared to 1996

         Much of the preceding analysis with respect to the nine-month periods ended August 31, 1997 and 1996 is applicable to the three-month periods then ended. Most significantly, the Company acquired CHS in September 1997, and CHS's operations are included in the Company's consolidated financial statements beginning with the quarter ended November 30, 1997. Net income increased 372%, from $178,274 in 1996 to $841,252 in 1997, largely because of both the deferred tax benefit discussed above and CHS's results of operations. Unlike the Company's other operations, which are geographically concentrated in the Sun Belt and are most profitable in the second quarter of the Company's fiscal year, CHS, which is based in Denver and operates in both Colorado and New Mexico, sells substantially more heating than air conditioning products and is typically more profitable in the third quarter of the Company's fiscal year.

         Consolidated sales increased 41% from 1996 to 1997, with sales increasing in all markets except the Atlanta and Nashville areas. Sales at CHS represented 63% of the increase from 1996. In Texas, sales increased 19% compared to 1996, after experiencing only 3% growth in the first two quarters of fiscal 1998 because of unseasonably cool and wet weather early in the year.

         Gross margin percentage in the quarter ended November 30, 1997 increased to 22.0%, compared to 19.2% in 1996, principally as a result of the gross margin percentage at CHS. Additionally, after meeting several competitive price situations and accepting large volume, low price orders to retain market share in Texas earlier in the year, the Company was able to regain its customary gross margin percentage in the third quarter as normal weather patterns combined with a robust economy helped to boost sales.

         SG&A expenses as a percentage of sales increased from 17.5% in 1996 to 18.7% in 1997. Interest expense increased 132% from 1996 to 1997, as the Company borrowed funds to acquire CHS.

Liquidity and Capital Resources

         Working capital increased from $11,080,075 at February 28, 1997 to $14,503,935 at November 30, 1997. Current assets increased 32%, principally in accounts receivable and inventory, reflecting expected seasonal trends and the acquisition of CHS. Gross receivables represented 54 days of sales at November 30, 1997, compared to 52 days at November 30, 1996.

         In August 1997, the Company closed a revolving credit facility ("New Facility") with its bank lender ("Bank"). The New Facility was funded on September 8, 1997, and $7.4 million was used to repay outstanding borrowings under the Company's former line of credit with the Bank. In September 1997, the Company also borrowed $5.7 million under the New Facility to acquire CHS. The New Facility has a maximum availability of $18 million, and borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. As of November 30, 1997, the Company had unused availability of $2.2 million under the New Facility. The Company may pay interest on the New Facility at either the Bank's prime rate plus 1/2% or LIBOR plus 3%, and the Company has elected the LIBOR option with respect to $12 million of the $12.9 million outstanding under the New Facility as of November 30, 1997. The New Facility includes a feature whereby the Company's cash balances with its lender are concentrated daily to reduce the outstanding borrowings under the New Facility. Management believes that availability under the New Facility will be adequate to finance the Company's working capital requirements for both growth in existing business and expansion of branch operations for the foreseeable future. The New Facility matures on August 31, 2000.

         In connection with the CHS acquisition in September 1997, the Company paid to the Seller $4,626,315 cash at closing, and issued a promissory note ("Note") to the Seller for $1,200,000. The Note bears interest at 8 1/2% per annum. The Note is to be repaid in three annual principal installments of $400,000 each, plus accrued interest, beginning September 1, 1998, and is secured by a first lien on machinery and equipment purchased by CHS from the Seller that is used to fabricate sheet metal products. The Note is subordinated to the New Facility. The indebtedness assumed by CHS included $1,200,000 owed by the Seller to certain of its shareholders, and was paid in full at closing by CHS.

         In September 1997, the Company sold at its carrying value a parcel of land that it had acquired in Las Vegas to a partnership that includes members of management of HCS. The partnership is constructing a building to be occupied by HCS, and HCS has entered into a ten year lease for the building commencing upon completion of construction. In connection with its sale of the land, the Company received cash proceeds of $250,000, which was used to repay mortgage indebtedness on the property, and a note from the partnership for $201,136. The note is due in monthly installments from January 1998 through November 1998.

         The Company is actively considering additional financing alternatives in order to continue its plan of acquiring other HVACR distribution companies. Such financing may be in the form of subordinated debt, equity or some combination of debt and equity. Although management has engaged in discussions with several potential lenders or investors, the Company has no commitment for additional financing and cannot predict whether or when any such additional financing may materialize. Management is also reviewing the suitability of several acquisition opportunities, but has not entered into letters of intent to acquire any companies. The Company's ability to consummate a significant acquisition would be dependent upon obtaining additional financing.

         The Company has approximately $32 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options, warrants and convertible securities. The Company has determined that the impact of Statement No. 128 on the calculation of earnings per share for the nine-month and three-month periods ended November 30, 1997 and 1996 would not be material.

         In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted by the Company in fiscal 1999. At that time, the Company will be required to present financial and descriptive information about its operating segments under the "management approach" vesus the "industry segment approach." The Company is currently evaluating the impact of the new statement on the financial disclosure of the Company.

                          PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          27.  Financial Data Schedule

(b)       Reports on Form 8-K

          On September 9, 1997, the Company filed Form 8-K to report the acquisition of Contractors Heating and Supply Company.

          On November 24, 1997, the Company filed Form 8-K/A, amending its
          Form 8-K dated September 9, 1997, to include the financial statements required under Item 7 relating to the Company's acquisition of Contractors Heating and Supply Company.





                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ACR GROUP, INC.

   January 14, 1998                        /s/ Anthony R. Maresca
-----------------------------              -------------------------------------------
Date                                           Anthony R. Maresca
                                               Senior Vice-President and
                                               Chief Financial Officer

                         INDEX TO EXHIBITS


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          27.  Financial Data Schedule

(b)       Reports on Form 8-K

          On September 9, 1997, the Company filed Form 8-K to report the acquisition of Contractors Heating and Supply Company.

          On November 24, 1997, the Company filed Form 8-K/A, amending its
          Form 8-K dated September 9, 1997, to include the financial statements required under Item 7 relating to the Company's acquisition of Contractors Heating and Supply Company.