Form 10-K
period 1998-02-28
ACR GROUP INC
filed 1998-05-29
CIK 711307

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                               ------------------


                                   FORM 10-K
               For Annual Reports Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year Ended                               Commission File Number
February 28, 1998                                              0-12490


                                ACR GROUP, INC.
             (Exact name of registrant as specified in its Charter)



               Texas                                            74-2008473
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


             3200 Wilcrest Drive, Suite 440, Houston, Texas  77042
              (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:     (713) 780-8532

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by nonaffiliates of the registrant on April 30, 1998 was $19,883,970. The aggregate market value was computed by reference to the last trading price as reported on the National Association of Securities Dealers Automated Quotation System. For the purposes of this response, Executive Officers, Directors and holders of more than 10% of the Registrant's common stock are considered affiliates of the registrant.

         The number of shares outstanding of the registrant's common stock as of April 30, 1998: 10,634,017 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 1998 is incorporated by reference in answer to Part III of this report.

                               TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I

         Item 1.          Business                                                                                     4

         Item 2.          Properties                                                                                   9

         Item 3.          Legal Proceedings                                                                            9

         Item 4.          Submission of Matters to a Vote of
                          Security-Holders                                                                            10
PART II

         Item 5.          Market for Registrant's Common Equity
                          and Related Stockholder Matters                                                             11

         Item 6.          Selected Financial Data                                                                     12

         Item 7.          Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                                                                  14

         Item 7A.         Quantitative and Qualitative Disclosures
                          About Market Risk                                                                           19

         Item 8.          Financial Statements and Supplementary
                          Data                                                                                        20

         Item 9.          Changes in and Disagreements with
                          Accountants on Accounting and Financial
                          Disclosure                                                                                  43
PART III

         Item 10.         Directors and Executive Officers of the
                          Registrant                                                                                  43

         Item 11.         Executive Compensation                                                                      43

         Item 12.         Security Ownership of Certain Beneficial
                          Owners and Management                                                                       43

         Item 13.         Certain Relationships and Related
                          Transactions                                                                                43
PART IV

         Item 14.         Exhibits, Financial Statement
                          Schedules, and Reports on Form 8-K                                                          44

                                     PART I

ITEM 1.  BUSINESS.

General

         ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the "Company" or "ACRG") is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started up eight additional HVACR distribution companies and now has 34 branch operations in nine states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, both through acquisitions and internal growth.

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

         The Company believes that investing in the HVACR distribution industry has fewer economic risks than many other industries. Although the HVACR industry is affected by general economic conditions such as cycles in new home construction, sales of replacement equipment and repair parts for the existing base of installed air conditioning and heating systems provide a cushion against economic swings. The aftermarket is far less susceptible to changes in economic conditions than the new construction market and now represents approximately 70% of all units installed annually. This percentage should continue to increase as the base of installed systems expands. Much of the HVACR industry is also seasonal; sales of air conditioning and heating systems are generally largest during the times of the year when climatic conditions require the greatest use of such systems. Sales of refrigeration systems, which are generally to commercial customers, are subject to less seasonality.

Investments in HVACR Distribution Companies:

         ACR Supply, Inc.

         The Company acquired ACR Supply, Inc. ("ACRS") effective February 28, 1993, after making an initial investment in the company in 1991. At the end of fiscal 1997, ACRS had thirteen branches in Texas and one in Louisiana. Most of ACRS's branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets. The company has yet to achieve a significant market share in either San Antonio or McAllen, Texas.

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

         HCS's sales growth in the past several years has mirrored the well-documented growth of the Las Vegas economy, and approximately 80% of HCS's sales are in the new construction markets. HCS has successfully expanded its business in the commercial HVACR market by emphasizing the company's capabilities in both the plan and specifications market and the specialty products market. HCS's proficiency in these two niches distinguishes it from most other HVACR distributors and, as a result, sales to commercial accounts were approximately 40% of total sales at the end of fiscal 1998.

         Total Supply, Inc.

         In 1990, the Company organized Total Supply, Inc. ("TSI") to fabricate air conditioning ductwork out of fiber glass ductboard, and in 1992 converted the company's business to HVACR wholesale distribution. Since December 1992, TSI has distributed the GMC brand of HVACR equipment in Georgia and now has the GMC distribution rights to almost the entire state of Georgia. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company's sales mix is approximately 70% equipment and 30% parts and supplies. TSI has four branches located in the Atlanta metropolitan area and one branch in Warner Robins, a suburb of Macon. In May 1998, TSI finalized plans to close its branch in Valdosta in far south Georgia, as management concluded that the Company could service the customers more economically out of the Warner Robins branch.

         Valley Supply, Inc.

         In 1994, the Company organized Valley Supply, Inc. ("VSI") as an HVACR distributor in the Memphis, Tennessee trade area, which includes southwestern Tennessee, northern Mississippi and western Arkansas.
         The Company was granted the franchise to distribute the GMC line of equipment within this trade area, succeeding another distributor which ceased business operations. Although sales of GMC equipment initially comprised virtually all of VSI's sales, management has continuously emphasized increasing the breadth of higher profit HVACR parts and supplies stocked at VSI. Approximately 75% of VSI's sales consisted of GMC equipment in fiscal 1998. In fiscal 1998, the Company assigned to management of TSI the responsibility for VSI's operations.

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

         Florida Cooling Supply, Inc.

         In 1996, the Company organized Florida Cooling Supply, Inc. ("FCS") and opened four branch operations in central Florida. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. The Company's sales mix is approximately 25% equipment and 75% parts and supplies.

         Lifetime Filter, Inc.

         Effective as of January 1, 1997, the Company acquired Lifetime Filter, Inc. ("LFI"), a manufacturer of electrostatic air filters which sells its products principally to HVACR contractors and dealers by mail order. LFI is based in Katy, Texas, a suburb of Houston. The Company is working to augment LFI's sales by distributing LFI's filters throughout the Company's existing wholesale distribution network.

         West Coast HVAC Supply, Inc. d/b/a ACH Supply

         In April 1997, West Coast HVAC Supply, Inc., a wholly-owned subsidiary of ACRG, acquired the operating assets and liabilities of ACH Supply, Inc., ("ACH"). ACH had two branches located east of Los Angeles. The Company has attracted key employees with significant management experience working for a much larger HVACR wholesale distributor in southern California. ACH sells primarily HVACR parts and supplies, and in January 1998, obtained the distribution rights to sell the Armstrong brand of HVACR equipment.

         Contractors Heating & Supply, Inc. ("CHS")

         In September 1997, CHS, a wholly-owned subsidiary of ACRG, acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company, an HVACR distributor based in Denver, with branch operations in Colorado Springs and Glenwood Springs, Colorado, and in Albuquerque, New Mexico. CHS has operated in Denver since 1945, in Colorado Springs since 1959, and in Albuquerque since 1960, and is considered the market leader in each of its trade areas. CHS also operates a sheet metal shop in Colorado Springs, where products are fabricated for distribution through CHS's wholesale operations. Approximately 25% of CHS's total sales are products that it manufactures. Management is evaluating the opportunity to utilize CHS's manufacturing capabilities to supply sheet metal products to other subsidiaries of the Company.


Energy Service Business

         In the early 1980's, the Company's primary business was the design, installation and management of integrated systems intended to reduce energy costs ("Systems") for users of commercial, industrial and institutional facilities. ACRG did not install any new Systems after 1985. Pursuant to service contracts, customers paid ACRG a specified percentage of the utility cost savings attributable to the Systems over the term of the contract. The Company's contracts for its remaining Systems have all expired, but the Company continues to manage 13 Systems for a single customer on a month-to-month basis. The Company cannot predict for how long such an informal arrangement may continue.

Executive Officers of the Registrant

         The Company's executive officers are as follows:

         Name             Age       Position with the Company
         ----             ---       -------------------------

Alex Trevino, Jr.        61         Chairman of the Board and President

Anthony R. Maresca       47         Senior Vice President, Secretary, Treasurer,
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

Employees

         As of February 28, 1998, the Company and its subsidiaries had approximately 310 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. None of the Company's employees are represented by any collective bargaining units. Management considers the Company's relations with its employees to be good.

ITEM 2.  PROPERTIES.

         The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms. Generally, a branch location will contain 10,000 to 25,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary's corporate office will be larger. The Company owns the facilities occupied by LFI and by the Pasadena, Texas branch of ACRS.

ITEM 3.  LEGAL PROCEEDINGS.

         As of February 28, 1998 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1998.

                                    PART II



ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

         The Company's common stock trades on the NASDAQ small-cap market under the symbol "ACRG." The table below sets forth the high and low sales prices based upon actual transactions.

                                                                    High                       Low
                                                                 ----------                 ---------
         Fiscal Year 1998
                 1st quarter ended 5/31/97                         $ 4  5/32                  $ 2 3/16
                 2nd quarter ended 8/31/97                           2   7/8                    2
                 3rd quarter ended 11/30/97                          3                          2
                 4th quarter ended 2/28/98                           2   3/4                    1  7/8

         Fiscal Year 1997
                 1st quarter ended 5/31/96                         $   13/16                  $   9/16
                 2nd quarter ended 8/31/96                           1   1/8                      9/16
                 3rd quarter ended 11/30/96                          2                             7/8
                 4th quarter ended 2/28/97                           2 15/16                    1  5/8




         As of April 30, 1998, there were 515 holders of record of the Company's common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

         The Company has never declared or paid cash dividends on its common stock. The Company's loan agreements with two lenders each expressly prohibit the payment of dividends by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 1993, the increase in sales has resulted from acquisitions and internal expansion, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Report. Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 with respect to accounting for income taxes. As a result of implementing SFAS 109, $680,000 was included in net income in fiscal 1994 as the cumulative effect on prior periods. The Company has never paid any dividends.

         The Company has not recorded a provision for income taxes other than alternative minimum taxes and state income taxes for fiscal years 1994 through 1998 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. Additionally, the Company determined in both fiscal 1998 and 1997 that further reductions in its deferred tax asset valuation allowance were appropriate given expectations of higher future taxable income from recently acquired businesses and, as a result, recorded additional tax benefits of $420,000 and $360,000 in fiscal 1998 and 1997, respectively.

                                         (In thousands except per share data)

                                                                   Year Ended February 28 or 29,
                                             -----------------------------------------------------------------------
 Income Statement Data:                          1998           1997           1996           1995            1994
                                               --------        -------       -------        -------          -------
 Sales                                          $96,164        $78,371        $56,500        $41,281         $30,862
 Gross profit                                    19,558         15,085         10,721          8,563           6,738
 Operating income                                 2,064          1,659            765            945             615
                                                -------        -------        -------        -------         -------

 Income before income
   taxes and cumulative effect of an
 accounting
   change                                           570            887            199            562             443
 Benefit (provision) for
   income taxes                                     333            258            (15)            (4)             (9)
 Cumulative effect of an
   accounting change                                -              -              -              -               680
                                                -------        -------        -------        -------         -------

 Net income                                     $   903        $ 1,145        $   184        $   558         $ 1,114
                                                =======        =======        =======        =======         =======
 Amounts per share:
   Earnings before
     cumulative effect of
     an accounting change                       $   .09        $   .11         $  .02        $   .05         $   .04
   Cumulative effect of an
     accounting change                              -              -              -              -              .07
                                                -------        -------        -------        -------        -------


   Basic                                        $   .09        $   .11        $   .02        $   .05         $   .11
                                                =======        =======        =======        =======         =======

   Diluted                                      $   .08        $   .10        $   .02        $   .05         $   .11
                                                =======        =======        =======        =======         =======

                                                                    As of February 28 or 29,
                                            ------------------------------------------------------------------------
 Balance Sheet Data:                             1998           1997           1996           1995            1994
                                               --------       --------       --------       --------        --------

 Working capital                                $13,547        $11,080        $ 8,118        $ 5,818         $ 3,338

 Total assets                                    41,108         30,558         22,010         17,131          13,024

 Long-term obligations                           16,655         11,160          6,703          3,728           1,752

 Shareholders' equity                             7,960          7,006          5,666          5,482           4,924

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Operating income increased to $2,063,996 in fiscal 1998 from $1,658,674 in fiscal 1997 and $764,714 in fiscal 1996, increases of 24% and 117% in fiscal 1998 and 1997, respectively. The increase in operating income in fiscal 1998 was attributable to earnings from Contractors Heating & Supply ("CHS"), which the Company acquired in September 1997. Fiscal 1998 operating income at businesses owned by the Company before 1996 was equal to or less than fiscal 1997 operating income, as unusually moderate and wet weather conditions during the spring and early summer of 1997 reduced demand for air conditioning products in the Company's key markets. In fiscal 1998, the Company generally succeeded in eliminating the operating losses at operations that were started in fiscal 1997. The increase in operating income in 1997 was attributable to a 39% increase in sales over fiscal 1996 and a higher gross profit margin. Net income was $903,366, $1,144,788 and $183,766 in fiscal 1998, 1997 and 1996, respectively. Higher interest costs relating to the Company's acquisitions significantly impacted net income in fiscal 1998. Reductions in the Company's deferred tax asset valuation allowance increased net income by $420,000 in fiscal 1998 and $360,000 in fiscal 1997.

         Sales have increased annually, reaching $96.2 million in fiscal 1998, compared to $78.4 million in fiscal 1997 and $56.5 million in fiscal 1996.
Each of the Company's subsidiaries has recorded sales increases from fiscal 1996 to fiscal 1998, although sales at Total Supply in Georgia declined 5% from fiscal 1997 to fiscal 1998 due to unfavorable weather conditions and a post-Olympic building slowdown. Prior to fiscal 1998, the majority of the Company's sales growth had resulted from internal expansion of branch operations rather than from acquisitions, but in fiscal 1998, 71% of the increase in sales was attributable to operations acquired since January 1997. In comparison, acquisitions accounted for 28% of the growth in sales from fiscal 1996 to fiscal 1997. Although the increase in same store sales declined from 16% in fiscal 1997 to 7% in fiscal 1998, the fiscal 1998 increase still significantly exceeded the industry average. As expected, the greatest same store sales growth in fiscal 1998 occurred in Florida, where the Company completed its second year of operation. Sales of equipment manufactured by Goodman Manufacturing Company, the Company's largest supplier, and sold under the GMC and Janitrol brand names, had increased from $16.5 million in fiscal 1996 to a peak of $24 million in fiscal 1997, but declined to $22 million in fiscal 1998.

         The Company's gross margin percentage increased to 20.3% in fiscal 1998, from 19.2% in fiscal 1997 and 19.0% in fiscal 1996. The increase in gross margin percentage from fiscal 1996 to fiscal 1998 is a result of the Company's efforts to focus on starting up and acquiring businesses that would enhance the Company's gross margin percentage. All of the Company's operations that have been started up or acquired since 1996 attained a gross margin percentage exceeding the Company average. In particular, Lifetime Filter, Inc. ("LFI"), which the Company acquired in January 1997, manufactures most of the products it sells and obtains a much higher gross margin percentage than the Company's wholesale operations. In addition, CHS manufactures products that account for approximately 25% of its sales revenue and, accordingly, achieves a higher gross margin percentage than if it purchased all of its inventory from outside suppliers. Because only two months of LFI's operations were included in the Company's fiscal 1997 results, the positive impact on gross margin percentage of the Company's manufacturing operations was significant only in fiscal 1998. In addition, as a percentage of each company's total sales, Ener-Tech Industries, which was acquired in January 1996, and Florida Cooling Supply, which was started up in April 1996, sell substantially less equipment than the Company's other wholesale businesses. In the HVACR industry, the profit margin on sales of equipment, such as condensing units, furnaces and heat pumps, is generally less than on sales of parts and supplies. As the Company has grown in sales revenues, management has also negotiated more favorable pricing from its major suppliers, principally in the form of purchase volume rebates, which contributed to the increase in gross margin percentage in both fiscal 1997 and fiscal 1998.

         Selling, general and administrative ("SG&A") costs as a percentage of sales increased to 18.5% in fiscal 1998, from 17.7% in fiscal 1997 and 17.8% in fiscal 1996. The increase from fiscal 1997 to fiscal 1998 was due in part to the SG&A percentage at LFI and ACH. LFI's manufacturing operations are generally expected to incur a higher SG&A costs as a percentage of sales than the Company's distribution operations, which will generally have a higher sales volume and lower gross margin percentage. At ACH, which was acquired in April 1997, SG&A costs as a percentage of sales are higher than would ordinarily be expected because the Company has staffed ACH to support a greater sales volume than is presently realized, expecting to grow the company significantly in the next several years. In fiscal 1998, the Company also recorded $580,000 more bad debt expense than in fiscal 1997, which was largely attributable to the unexpected business failure of a single customer in the fourth quarter of fiscal 1998, with respect to which the Company wrote off $371,000 of accounts receivable. In fiscal 1997, the Company recorded a non-recurring charge of $125,000 for performance-based compensation pursuant to the employment contract of its chief executive officer.

         Beginning in fiscal 1997, the Company earned commission revenue from a supplier by providing warehousing and shipping services to another distributor of the supplier. In calendar 1997, the supplier modified this arrangement to reduce the commission rate to approximately 70% of the rate in calendar 1996. Revenues from this source were $155,380 and $290,919 in fiscal 1998 and 1997, respectively. In calendar 1998, the Company and the supplier discontinued this arrangement, and the Company does not expect to earn such commission income after fiscal 1998.

         Net energy services income increased 19% from fiscal 1997 to fiscal 1998 and 13% from fiscal 1996 to fiscal 1997 as the Company continued to provide services on a month-to-month basis to its remaining customer, following the expiration of its energy services contract in 1996. Management does not expect to negotiate another contract with the customer, but the customer is partially dependent on the Company for the proper operation of its HVACR systems. Management cannot estimate how long such an informal arrangement may continue.

         Interest expense increased 82% in fiscal 1998 compared to fiscal 1997, and 44% in fiscal 1997 compared to 1996 as a result of the Company's increased borrowings. In 1998, 1997 and 1996, interest expense was 1.8%, 1.2% and 1.1% of sales, respectively. The increase in interest expense in fiscal 1998 was attributable to indebtedness incurred in connection with the Company's acquisitions of LFI and CHS. See Liquidity and Capital Resources, below.
Other non- operating income increased 26% from fiscal 1997 to fiscal 1998, and 94% from fiscal 1996 to fiscal 1997 as the Company has strengthened its policy to collect finance charges from customers with past due balances.

         Current income tax expense consists principally of state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below. In both fiscal 1998 and 1997, the Company determined that further reductions in its deferred tax asset valuation allowance were appropriate given expectations of higher future taxable income from recently acquired subsidiaries and, as a result, recorded additional tax benefits of $420,000 and $360,000 in fiscal 1998 and 1997, respectively.

Liquidity and Capital Resources

         Working capital increased from $11.1 million at February 28, 1997 to $13.5 million at February 28, 1998 as a result of the Company's earnings and the CHS acquisition. Accounts receivable represented 53 days of gross sales at the end of fiscal 1998, compared to 54 days of sales in receivables at the end of fiscal 1997. Of the $3.3 million increase in inventory, $2.7 million was located at operations acquired in fiscal 1998. In addition, the Company had $900,000 of HVACR equipment inventory at Heating and Cooling Supply at February 28, 1998, which replaced Janitrol brand equipment held on consignment in previous fiscal years.

         The Company has credit facilities with a commercial bank ("Bank") which include an $18 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At February 28, 1998, the Company had available credit of $2,171,556 and $112,810 under the revolving credit line and the term loan facility, respectively. Borrowings under the revolving credit facility are secured by accounts receivable and inventory, and the permitted amount of outstanding borrowings at any time is limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. Borrowings under the facility bear interest, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3.00%, payable monthly. Restrictive covenants of the loan agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios (see
Note 4 of Notes to Consolidated Financial Statements). The credit line and the term loan facilities mature in fiscal 2000 and fiscal 2002, respectively. A schedule of declining prepayment penalties applies in the event that the line of credit facility is paid prior to maturity. Net additional borrowings under the Company's revolving line of credit during fiscal 1998 were for the purpose of acquiring CHS. See Results of Operations, above.

         During fiscal 1998, the Company borrowed $1,990,000 in two separate transactions from The Catalyst Fund, Ltd. and an affiliate ("Catalyst") to acquire ACH and to repay outstanding indebtedness to St. James Capital Partners, L.P. ("St. James"). Such borrowings bear interest at 12 1/2% per annum, payable monthly. Principal is to be repaid in monthly installments of $8,333 from February 1998 through January 1999, $30,000 from February 1999 through August 1999, $48,750 from September 1999 through August 2001, and $30,000 from September 2001 through January 2003. The borrowings are subordinated to the Company's indebtedness to the Bank. In connection with such borrowings, the Company also granted Catalyst a warrant to purchase 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 28, 2003. Covenants of the Company's loan agreement with Catalyst, which also covers a prior loan by Catalyst to the Company and certain subsidiaries, prohibit dividends and restrict additional borrowings without Catalyst's consent, and also require the Company to maintain specified financial ratios (see Note 4 of Notes to Consolidated Financial Statements).

         The St. James indebtedness that was repaid with the proceeds of the Catalyst loans described above had been incurred in 1997 in connection with the purchase of LFI. The St. James note had an interest rate of 10% per annum, was convertible into common stock of the Company at $2.40 per share and had an initial maturity date of January 24, 1998. At its option, the Company could have extended the maturity date for one year upon issuance of a warrant for 154,000 shares of the Company's common stock at an exercise price of $1.625.

         In connection with the acquisitions of CHS and ACH in fiscal 1998, the Company issued notes to the sellers aggregating $1,280,000, which are subordinated to the Bank. Such debt is payable over terms of two to three years and bears interest at 9% per annum at February 28, 1998. The rate on the CHS note varies with changes in the prime rate.

         The Company made capital expenditures of $850,000 in fiscal 1998 for leasehold improvements, computer software, equipment, and the addition and replacement of vehicles under capital leases. The Company has no material commitments for future capital expenditures. During fiscal 1998, the Company sold land that it owned in Las Vegas to a buyer which is constructing an office/warehouse that the Company has agreed to lease for an initial term of ten years. The buyer also assumed $250,000 of mortgage indebtedness on the land.

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

         The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, existing debt service and expected capital expenditures. Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company's revolving credit facility may also be utilized to finance acquisitions. The Company is actively considering additional financing alternatives in order to continue its plan of acquiring other HVACR distribution companies. Such financing may be in the form of subordinated debt, equity or some combination of debt and equity. Although management has engaged in discussions with several potential lenders or investors, the Company has no commitment for additional financing and cannot predict whether or when any such additional financing may materialize. Management is also reviewing the suitability of several acquisition opportunities, but has not entered into letters of intent to acquire any companies. The Company's ability to consummate a significant acquisition would be dependent upon obtaining additional financing.

Seasonality

         The Company's sales volume and, accordingly, its operating income vary significantly during its fiscal year. The highest levels of sales occur during the times of the year when climatic conditions require the greatest use of air conditioning, since the Company's operations are concentrated in the warmer regions of the United States. Accordingly, sales will be highest in the Company's second quarter ending August 31, and will be lowest in its fourth fiscal quarter. The acquisition of CHS, which is based in Denver, slightly affected the Company's previous seasonality, as CHS generally experiences its highest level of sales in the third quarter of the Company's fiscal year.

Inflation

         The Company does not believe that inflation has had a material effect on its results of operations in recent years. Generally, manufacturer price increases attributable to inflation uniformly affect both the Company and its competitors, and such increases are passed through to customers as an increase in sales prices.

Year 2000 Issue

         The Company has evaluated the exposure of its computer software and systems to the problem commonly known as the Year 2000 issue. Although the Company's software applications already generally accommodate dates in the year 2000, the Company will acquire in fiscal 1999 an upgrade, available under its existing licensing agreement, to its existing integrated computer software application that is fully year 2000 compliant. One of the Company's subsidiaries does not utilize the Company's integrated software and is presently involved in modifying its computer programs to accommodate year 2000. The Company believes that it will be fully year 2000 compliant by the end of fiscal 1999 and does not expect that its costs to achieve compliance will be material to its operations.

Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. It is effective in the first quarter of fiscal 1999, and its adoption will have no impact on the Company's net income or shareholders' equity.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes"new standards for reporting information in both annual and interim financial statements. It is required to be adopted by the Company in fiscal 1999. At that time, the Company will be required to present financial and descriptive information about its operating segments under the "management approach" versus the "industry segment approach". The Company is currently evaluating the impact of the new statement on the financial disclosures of the Company.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      OF ACR GROUP, INC. AND SUBSIDIARIES


                                                                                                                     Page
                                                                                                                     ----
Report of Independent Auditors                                                                                        21


Consolidated balance sheets as of February 28, 1998 and
February 28, 1997                                                                                                     22


Consolidated statements of operations for the fiscal years
ended February 28, 1998, February 28, 1997 and February 29, 1996                                                      24


Consolidated statements of shareholders' equity for the
fiscal years ended February 28, 1998, February 28, 1997
and February 29, 1996                                                                                                 25


Consolidated statements of cash flows for the fiscal years
ended February 28, 1998, February 28, 1997 and February 29, 1996                                                      26


Notes to Consolidated Financial Statements                                                                            28

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 28, 1998 and February 28, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 28, 1998 and February 28, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    ERNST & YOUNG LLP

Houston, Texas
May 15, 1998

                        ACR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        AS OF FEBRUARY 28, 1998 AND 1997


                                     ASSETS



                                                                         1998                      1997
                                                                     ------------             -------------
 Current assets:
   Cash                                                               $    90,000               $   412,699
   Accounts receivable, net of allowance
     for doubtful accounts of $762,709 in
     1998 and $584,024 in 1997                                         11,888,542                 8,914,933
   Inventory                                                           16,962,351                13,667,019
   Prepaid expenses and other                                             611,873                   130,142
   Deferred income taxes                                                  487,000                   347,000
                                                                      -----------               -----------
           Total current assets                                        30,039,766                23,471,793
                                                                      -----------               -----------

 Property and equipment, net of
   accumulated depreciation                                             3,713,827                 3,435,406

 Deferred income taxes                                                    973,000                   693,000

 Goodwill, net of accumulated amortization
   of $297,836 in 1998 and $176,361 in
   1997                                                                 5,962,700                 2,657,500
 Other assets                                                             418,528                   299,911
                                                                      -----------               -----------

           Total assets                                               $41,107,821               $30,557,610
                                                                      ===========               ===========

                        ACR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        AS OF FEBRUARY 28, 1998 AND 1997
                                  (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                            1998                    1997
                                                                        ------------            -----------
 Current liabilities:
   Current maturities of long-term debt                                  $ 1,087,620            $ 1,255,631
   Current maturities of capital lease
     obligations                                                             249,445                201,969
   Accounts payable                                                       14,009,495              9,925,146
   Accrued expenses and other liabilities                                  1,146,211              1,008,972
                                                                         -----------            -----------
           Total current liabilities                                      16,492,771             12,391,718
                                                                         -----------            -----------

 Long-term debt                                                           16,282,153             10,735,064
 Long-term capital lease obligations                                         372,477                424,828
                                                                         -----------            -----------

           Total liabilities                                              33,147,401             23,551,610
                                                                         -----------            -----------

 Contingencies and commitments


 Shareholders' equity:
   Preferred stock, $.01 par, authorized
     2,000,000 shares, none outstanding                                          -                      -
   Common stock - $.01 par, authorized
     25,000,000 shares, issued and
     outstanding 10,634,017 shares in 1998
     and 10,371,555 shares in 1997                                           106,340                103,716
   Additional paid-in capital                                             41,669,200             41,620,770
   Accumulated deficit                                                   (33,815,120)           (34,718,486)
                                                                         -----------            -----------
           Total shareholders' equity                                      7,960,420              7,006,000
                                                                         -----------            -----------

           Total liabilities and
             shareholders' equity                                        $41,107,821            $30,557,610
                                                                         ===========            ===========





                  The accompanying notes are an integral part
                         of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28,
                          1997 AND FEBRUARY 29, 1996


                                                                   1998                   1997                   1996
                                                               -----------             -----------            -----------
 Sales                                                         $96,164,148             $78,371,020            $56,500,253
 Cost of sales                                                  76,606,033              63,285,694             45,779,447
                                                               -----------             -----------            -----------

 Gross profit                                                   19,558,115              15,085,326             10,720,806

 Selling, general and
   administrative expenses                                     (17,819,076)            (13,859,797)           (10,082,119)
 Commission income                                                 155,380                 290,919                    -
 Energy services income, net                                       169,577                 142,226                126,027
                                                               -----------             -----------            -----------

 Operating income                                                2,063,996               1,658,674                764,714
 Interest expense                                               (1,686,830)               (925,409)              (644,767)
 Other non-operating income                                        193,319                 153,238                 78,863
                                                               -----------             -----------            -----------

 Income before income taxes                                        570,485                 886,503                198,810
 Provision (benefit) for income taxes:
   Current                                                          87,119                 101,715                 15,044
   Deferred                                                       (420,000)               (360,000)                   -
                                                               -----------             -----------            -----------

 Net income                                                    $   903,366             $ 1,144,788            $   183,766
                                                               ===========             ===========            ===========
 Earnings per common share:
   Basic                                                       $       .09             $       .11            $       .02
   Diluted                                                             .08                     .10                    .02





                  The accompanying notes are an integral part
                         of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1997 AND FEBRUARY 29, 1996



                                                                       Additional
                                No. of Shares                            Paid-In             Accumulated
                                   Issued           Par Value            Capital               Deficit               Total
                                ----------          ---------          -----------          -------------          ----------
 Balance, February 28, 1995     10,246,555          $102,466           $41,427,020          $(36,047,040)          $5,482,446
   Net income                          -                 -                     -                 183,766              183,766
                                ----------          --------           -----------          ------------           ----------

 Balance, February 29, 1996     10,246,555           102,466            41,427,020           (35,863,274)           5,666,212

   Shares issued as
     compensation                  125,000             1,250               123,750                   -                125,000
   Issuance of warrant                 -                 -                  70,000                   -                 70,000
   Net income                          -                 -                     -               1,144,788            1,144,788
                                ----------          --------          ------------          ------------           ----------
 Balance, February 28, 1997     10,371,555           103,716            41,620,770           (34,718,486)           7,006,000

   Exercise of options             262,462             2,624                (1,570)                  -                  1,054
   Issuance of warrant                 -                 -                  50,000                   -                 50,000
   Net income                          -                 -                     -                 903,366              903,366
                                ----------          --------           -----------          ------------           ----------
 Balance, February 28, 1998     10,634,017          $106,340           $41,669,200          $(33,815,120)          $7,960,420
                                ==========          ========           ===========          ============           ==========





                  The accompanying notes are an integral part
                         of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28,
                             1997 AND FEBRUARY 29, 1996

                                                                     1998                    1997                   1996
                                                                  -----------             -----------            ------------
 Operating activities:
   Net income                                                      $  903,366              $1,144,788            $   183,766
   Adjustments to reconcile net
     income to net cash used in
     operating activities:
       Depreciation                                                   826,018                 622,243                473,820
       Amortization                                                   203,660                  82,794                 69,145
       Deferred income tax benefit                                   (420,000)               (360,000)                   -
      Stock issued as compensation                                        -                   125,000                    -
       Provision for bad debts                                        832,515                 252,572                326,349
       (Gain) loss on sale of assets                                     (455)                   (798)                 8,395
       Changes in operating assets and
         liabilities:
         Accounts receivable                                       (1,931,772)             (1,772,188)            (2,192,222)
         Inventory                                                   (913,528)             (3,673,165)            (1,090,047)
         Prepaid expense and other
           assets                                                    (373,327)               (172,147)               297,499
         Accounts payable                                           2,163,174               1,521,117              1,009,879
         Accrued expenses and other
           liabilities                                                (20,937)                425,050                 22,058
                                                                   ----------              ----------             ----------
 Net cash provided by (used in)
   operating activities                                             1,268,714              (1,804,734)              (891,358)
                                                                   ----------              ----------             ----------

 Investing activities:
   Acquisition of property and
     equipment                                                       (659,844)               (754,686)              (956,744)
   Acquisition of businesses, net of
     cash acquired                                                 (4,314,882)               (895,651)               (94,813)
   Proceeds from disposition of assets                                270,683                  42,951                 27,844
                                                                   ----------              ----------             ----------

 Net cash used in investing activities                             (4,704,043)             (1,607,386)            (1,023,713)
                                                                   ----------              ----------             ----------
 Financing activities:
   Proceeds from long-term debt                                     7,243,588               4,293,457              3,045,019
   Payments on long-term debt                                      (4,132,012)               (816,800)              (944,531)
   Exercise of stock options                                            1,054                     -                      -
                                                                   ----------              ----------             ----------

 Net cash provided by financing
   activities                                                       3,112,630               3,476,657              2,100,488
                                                                   ----------              ----------             ----------
 Net increase (decrease) in cash                                     (322,699)                 64,537                185,417
 Cash at beginning of year                                            412,699                 348,162                162,745
                                                                   ----------              ----------             ----------

 Cash at end of year                                               $   90,000              $  412,699             $  348,162
                                                                   ==========              ==========             ==========


                                  (continued)

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28,
                            1997 AND FEBRUARY 29, 1996
                                  (continued)

                                                                    1998                 1997                 1996
                                                                 -----------          -----------           ----------
 Schedule of non-cash investing and
   financing activities:
   Acquisition of subsidiaries:
     Fair value of assets acquired                               $5,740,545            $1,305,466           $  461,113
     Fair value of liabilities assumed                           (4,099,618)              (66,932)            (553,814)
     Goodwill                                                     3,389,970             1,241,426              127,701
     Notes payable to sellers                                       762,903             1,166,662              291,789
   Purchase of property and equipment
     (net of cash paid):
     For notes payable                                                  -                 250,000                  -
     Under capital leases                                           190,239               371,118              289,921
   Sale of assets for note receivable                               201,136                   -                    -

 Supplemental cash flow information:
   Interest paid                                                  1,499,458               917,373              635,585

   Federal income taxes paid                                         21,300                22,000                6,062





                  The accompanying notes are an integral part
                         of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  -     Description of Business and Summary of Significant Accounting Policies

Description of Business

         ACR Group, Inc.'s (the "Company") principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment, parts and supplies in the southeastern United States, central and south Texas, Nevada, New Mexico, Colorado and southern California.

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

Inventories

         Inventories are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale. The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


1  -     Description of Business and Summary of Significant Accounting Policies
         (continued)

Inventories (continued)

balance sheet. The cost of such inventory held in the bonded warehouses was $8,048,017 at February 28, 1998 and $15,998,345 at February 28, 1997.

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

            Buildings                                 20-40 years
            Leasehold improvements                    Primary term of the lease
            Furniture and fixtures                    5-7 years
            Vehicles                                  3-6 years
            Other equipment                           3-10 years

Goodwill

         Goodwill represents the excess cost of companies acquired over the fair value of their tangible assets. Substantially all goodwill is being amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the undiscounted cash flows.

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
         (continued)

Income Taxes (continued)

liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated.

Stock Options

         In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock Based Compensation", which permits the Company to recognize compensation cost related to stock options using either the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" or the fair value method under SFAS No. 123. The Company has elected to continue to follow APB No. 25 in accounting for stock options.

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

Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. It is effective in the first quarter of fiscal 1999 and adoption will have no impact

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


1  -     Description of Business and Summary of Significant Accounting Policies
         (continued)

Recently Issued Accounting Standards (continued)

on the Company's net income or shareholder's equity.

         In June 1997, the FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for reporting information in both annual and interim financial statements. It is required to be adopted by the Company in fiscal 1999. At that time, the Company will be required to present financial and descriptive information about its operating segments under the "management approach" versus the "industry segment approach." The Company is currently evaluating the impact of the new statement on the financial disclosures of the Company.

2  -     Acquisitions

         On September 9, 1997, the Company, through a wholly-owned subsidiary, acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company ("CHS"). CHS was paid $4,626,315 cash at closing, and received a promissory note ("Note") for $1,200,000. The liabilities assumed by the Company's subsidiary included $1,200,000 owed by CHS to certain of its shareholders, which was paid in full at closing by the Company's subsidiary. The Note is to be repaid in three annual principal installments of $400,000 each, plus accrued interest at the prime rate plus 1/2%, beginning August 31, 1998, and is secured by a first lien on machinery and equipment purchased from CHS that is used to fabricate sheet metal products. The Note is subordinated to the Company's indebtedness to its senior secured lender (Note 4).

         In January 1997, the Company entered into a Purchase Agreement ("Agreement") pursuant to which it acquired all of the issued and outstanding capital stock of Lifetime Filter, Inc. ("LFI"), a Texas corporation, and contemporaneously therewith, LFI acquired all of the assets, and assumed all of the liabilities, of the O'Leary Family Partnership, Ltd. ("OFP"), a Texas limited partnership. Prior to such transactions, Mr. Richard O'Leary ("O'Leary") was the sole shareholder of both LFI and RGO, Ltd., the general partner of OFP. As consideration for such acquisitions, the Company paid $1,280,662 to O'Leary and OFP, and LFI issued a promissory note to OFP (the "OFP Note") for $1,166,662. In January 1998, pursuant to a formula set out in the Agreement, the OFP Note was reduced by $437,097, because sales of filters manufactured by LFI failed to reach a specified dollar volume in 1997. The excess of the final purchase price over the estimated fair value of the net assets acquired was $804,239, which was

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


2  -     Acquisitions (continued)

recorded as goodwill.

         Each of the acquisitions described above was accounted for using the purchase method of accounting, and the consolidated financial statements include the operating results of each business from the date of acquisition. Unaudited pro forma results of the Company's operations for the years ended February 28, 1998 and February 28, 1997, as if the acquisition of CHS occurred as of the beginning of each of such fiscal years, and as if the acquisitions of LFI and OFP occurred as of the beginning of fiscal 1997, are as follows:

                                            1998                     1997
                                        ------------             ------------

         Sales                          $105,633,688             $100,569,978
         Net income                          993,846                2,423,658
         Earnings per common share:
           Basic                               $0.10                    $0.24
           Diluted                              0.08                     0.22

         These pro forma results are presented for comparative purposes only and include certain adjustments to give effect to interest expense on acquisition debt, amortization of goodwill and additional depreciation expense as a result of a step-up in the basis of fixed assets, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations occurred on March 1, 1997 or March 1, 1996, as applicable, or of future results of operations of the consolidated entities.

         In April 1997, the Company acquired for approximately $70,000 the assets and liabilities of ACH Supply, Inc. ("ACH"), a wholesale distributor of HVACR products with two branches in the Los Angeles area. Pro forma results of operations relating to this acquisition are not presented because the effects of the acquisition would not be material.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



3  -     Property and Equipment

         Property and equipment consisted of the following at the end of
         February:

                                                                     1998                      1997
                                                                  -----------               ----------
         Land                                                      $  279,495               $  693,246
         Building and leasehold
           improvements                                             1,473,339                1,274,429

         Furniture and fixtures                                       149,821                  119,077
         Vehicles                                                   1,507,782                1,242,964
         Other equipment                                            2,712,360                1,747,913
         Energy management equipment                                  260,887                  260,887
                                                                      -------               ----------

                                                                    6,383,684                5,338,516
         Less accumulated depreciation                             (2,669,857)              (1,903,110)
                                                                  -----------               ----------

         Net property and equipment                                $3,713,827               $3,435,406
                                                                   ==========               ==========

         Capitalized lease assets of $1,183,086 and $982,377, together with accumulated amortization of $575,624 and $325,706 are included in property and equipment as of February 28, 1998 and 1997, respectively. Amortization expense is included with depreciation expense.

4  -     Debt

         Debt is summarized as follows at the end of February:

                                                                      1998                     1997
                                                                  -----------              -----------
     Revolving line of credit                                     $12,528,527              $ 7,400,000
     Notes payable - Catalyst Fund
        and affiliate                                               2,242,599                  527,250
     Notes payable to sellers of
       companies acquired (Note 2)                                  1,742,234                1,409,994
     Note payable - St. James Capital
       Partners, L.P.                                                    -                   1,330,000
     Real estate loan                                                 350,400                  629,200
     Equipment term loan                                              387,190                  355,128
     Other                                                            118,823                  339,123
                                                                  -----------              -----------

                                                                   17,369,773               11,990,695
     Less current maturities                                       (1,087,620)              (1,255,631)
                                                                  -----------              -----------
     Long-term debt, less current
       maturities                                                 $16,282,153              $10,735,064
                                                                  ===========              ===========

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



4  -    Debt (continued)

         The Company has a revolving line of credit arrangement with a commercial bank ("Bank") pursuant to which the Company may borrow up to $18 million, including up to $1 million for letters of credit. Borrowings under the facility bear interest, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3.00%, payable monthly. At February 28, 1998, the Company had elected the LIBOR interest option (8.84%) for $12 million of borrowings under the facility, with the balance at the prime rate option (9%). Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. As of February 28, 1998, the Company's available credit under the facility was $2,171,556. Restrictive covenants of the loan agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. At February 28, 1998, the Company obtained a waiver from the Bank with respect to a loan covenant that limits the maximum allowable net loss in a single month. The Company expects to be in compliance with the Bank covenants during fiscal 1999. The revolving credit facility matures August 31, 2000. A schedule of declining prepayment penalties applies in the event of payment prior to maturity.

         In January 1998, the Company obtained loans aggregating $1.54 million from The Catalyst Fund, Ltd. ("Catalyst") and an affiliate of Catalyst to pay the Company's outstanding indebtedness to St. James Capital Partners, L.P. ("St. James"). These loans are to be repaid in monthly installments of $8,333 plus interest from February 1998 through January 1999, and $30,000 plus interest from February 1999 through January 2003. In April 1997, the Company also borrowed $450,000 from Catalyst to acquire and provide working capital for ACH (see Note 2). The repayment terms of this loan are interest only until September 1999, and monthly installments of $18,750 plus interest from September 1999 through August 2001. The Company previously borrowed $1 million from Catalyst in 1993, which is being repaid in monthly installments of $22,498, including interest. In April 1997, the repayment schedule of the 1993 loan was amended such that beginning January 1999, no further principal payments are due until January 2003, when the remaining principal balance of $109,059 will be payable in full. The interest rate on all of the Catalyst notes is 12 1/2% per annum. The Catalyst loans are all secured by the stock and operating assets of certain of the Company's subsidiaries and an assignment of proceeds from life insurance policies on the Company's President. Catalyst has subordinated its security interests to the Bank. In connection with the January 1998 loans, the Company granted Catalyst a warrant to purchase 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 28, 2003. The proceeds of the January 1998 loans were allocated between the debt and the warrant,

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4  -     Debt (continued)

resulting in a debt discount of $50,000, which is being amortized to expense over the term of the loan. In connection with the 1993 loan, the Company granted Catalyst a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $0.59 per share and, in connection with the amendment to the repayment schedule of the 1993 loan during fiscal 1998, the expiration date of the warrant was extended until February 28, 2003 (see Note 7). Covenants of the Company's loan agreement with Catalyst, which covers all of the Catalyst loans, prohibit dividends and restrict additional borrowings without Catalyst's consent, and also require the Company to maintain specified financial ratios. The Company has obtained waivers of certain covenants in the Catalyst loan agreement as of February 28, 1998 and through August 30, 1998. Considering the waiver, the Company expects to be in compliance with the Catalyst covenants during fiscal 1999.

         In connection with its acquisition of LFI in January 1997 (see Note
2), the Company obtained $1.4 million in financing from St. James. The note issued to St. James had an interest rate of 10% per annum and was convertible into common stock of the Company at $2.40 per share. In connection with the financing, the Company also issued St. James a warrant to acquire 280,000 shares of the Company's common stock at an exercise price of $1.625 per share (see Note 7). The proceeds of the St. James note were allocated between the debt and the warrant, resulting in a debt discount of $70,000, which was charged to expense during the term of the loan. The St. James note had an initial maturity date of January 24, 1998, which could be extended for one year at the Company's sole discretion. At February 28, 1997, the Company expected to exercise such extension option and classified the St. James note as long-term debt. In January 1998, the Company repaid the St. James note and accrued interest thereon with the proceeds of the loan from Catalyst and an affiliate of Catalyst described in the preceding paragraph.

         The notes payable to sellers include debt incurred in connection with the acquisitions of CHS and ACH in fiscal 1998, LFI in fiscal 1997, and Ener-Tech Industries, Inc. in fiscal 1996 (see Note 2) and are payable in installments over terms of two to four years. The notes to both the CHS and the LFI sellers bear interest at prime plus 1/2% (9% at February 28, 1998), and the rate on the other notes is fixed at 9%. The notes to the sellers of CHS and LFI are secured by a first lien on certain production machinery and real property. All of the notes payable to sellers are subordinated to the Company's indebtedness to the Bank.

         The Company also has mortgage indebtedness to the Bank, which is secured by a deed of trust on both the land and building occupied by a branch facility

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4  -     Debt (continued)

in the Houston area. The note is being repaid in equal monthly principal installments of $2,400, plus interest at the prime rate plus 1%, with the unpaid principal balance due at maturity on April 30, 2000. In fiscal 1998, the Company sold land in Las Vegas, on which $250,000 was owed at February 28, 1997, to a buyer who assumed the indebtedness and is constructing a new office/warehouse to be occupied by the Company. The Company also has a term loan facility with the Bank under which the Company may borrow up to $500,000 for capital expenditures. Borrowings under the facility bear interest at the prime rate plus 1/2%. Principal is being repaid at $1,200 monthly, with the unpaid principal balance payable in full in 2002.

         Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

         Future maturities of debt are $1,087,620 in 1999, $1,164,875 in 2000,
$13,891,730 in 2001, $806,490 in 2002 and $419,058 in 2003.

5  -     Lease Commitments

         The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:


            Year ending February 28 or 29           Capital lease payments
            -----------------------------           ----------------------
                        1999                              $301,559
                        2000                               230,662
                        2001                               137,088
                        2002                                15,540
                        2003                                 1,799
                                                          --------
        Total minimum lease payments                       686,648
        Less amounts representing interest                 (64,726)
                                                          --------

        Present value of future minimum
          lease payments                                   621,922
        Less current maturities of
          capital lease obligations                       (249,445)
                                                          --------
        Long-term obligations under
          capital leases                                  $372,477
                                                          ========

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



5  -     Lease Commitments (continued)

         Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations, and various office equipment and vehicles under non-cancelable operating lease agreements that expire at various dates through 2008. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company's lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are $2,140,823 in 1999, $2,109,378 in 2000, $1,862,121 in 2001,
$1,208,135 in 2002, $823,298 in 2003 and $1,973,038 after 2003.

         Rental expenses were $1,800,350, $1,292,999 and $994,251 in 1998, 1997 and 1996 respectively.

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

         The Company has not recorded a provision for income taxes other than alternative minimum taxes and state income taxes for fiscal years 1996 through 1998 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. Additionally, the Company determined in both fiscal 1998 and 1997 that further reductions in its deferred tax asset valuation allowance were appropriate given expectations of higher future taxable income from recently acquired businesses and, as a result, recorded additional tax benefits of $420,000 and $360,000 in fiscal 1998 and 1997, respectively. The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6  -     Income Taxes (continued)

                                                              Year Ended February 28 or 29,
                                                       ------------------------------------------
                                                          1998           1997              1996
                                                       ---------       ---------        ---------
Tax at statutory rate                                  $ 193,965       $ 301,411        $ 67,595
Increase (reduction) in tax
  expense resulting from:
  Change in valuation allowance                         (650,299)       (668,578)        (93,539)
  Nondeductible expenses                                  57,868          48,725          39,640
  Other                                                   65,585          60,157           1,348
                                                       ---------       ---------        --------

Actual income tax provision
  (benefit)                                            $(332,881)      $(258,285)       $ 15,044
                                                       =========       =========        ========

         As of February 28, 1998 and 1997, the Company has net operating loss carryforwards of $32.1 million and $32.7 million, respectively, which are available to offset future taxable income. If unused, such carryforwards will expire from 2000 to 2007. In addition, as of February 28, 1998 and February 28, 1997, the Company has investment and research and development tax credit carryforwards of approximately $1.1 million expiring on various dates through 2000. For financial reporting purposes, the Company has recognized a valuation allowance of $11.2 million and $11.8 million as of February 28, 1998 and February 28, 1997, respectively, to offset the deferred tax assets related primarily to the loss carryforward and the credit carryforwards. The decrease in the valuation allowance from fiscal 1997 to 1998 was principally due to the recognition of net operating loss carryforwards which had previously not been recognized. There are no other significant components of the Company's deferred tax assets and liabilities as of February 28, 1998.

7  -     Stock Option Agreements and Equity Transactions

         Pursuant to an employment contract that expired February 28, 1998, the President of the Company was granted 125,000 shares of the Company's common stock ("Stock"), valued at $125,000, during fiscal 1997. In addition, he received options to purchase 125,000 shares of Stock which are presently exercisable at prices from $0.76 to $2.81 per share and expire from May 1999 to June 2002. During fiscal 1998, the President exercised options for 8,437 shares at $.13 per share and 325,000 shares at $0.49 per share in a cashless exercise that resulted in the issuance of 254,025 shares of Stock. Effective March 1, 1998, both the President and the Chief Financial Officer of the Company entered into employment contracts that expire February 28, 2002, and in connection therewith, were

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



7  -     Stock Option Agreements and Equity Transactions (continued)

granted options to purchase 300,000 and 100,000 shares of Stock, respectively, at $2.24 per share. Such options will vest on March 1, 2006. The option agreements further provide for accelerated vesting if the market price of Stock, as defined in the agreements, reaches specified levels prior to the stated vesting date.

         In connection with its financing provided to the Company, St. James Capital Partners, L.P. ("St. James") received a warrant to acquire 280,000 shares of the Company's common stock at an exercise price of $1.625 per share, exercisable at any time before January 2002. In connection with its loan to the Company, the Catalyst Fund, Ltd. ("Catalyst") received a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $.59 per share, exercisable at any time before February 2003. See Note 4. During 1997, Catalyst sold 250,000 of such warrants to St. James. In connection with a January 1998 loan to the Company (see Note 4) Catalyst and an affiliate received warrants to purchase an aggregate of 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 2003. Certain of these warrants outstanding, pursuant to which 1,175,000 shares of common stock may be acquired, contain a put option under certain limited circumstances. The features enabling the holder to exercise the put option are either within management's control or, at the Company's option, provide for a net cash or net share (non-redeemable preferred shares with a defined coupon rate) settlement.

         In fiscal 1997, the Company established the 1996 Stock Option Plan for key employees and directors of the Company and its subsidiaries. The plan provides for granting up to 500,000 non-qualified and/or incentive stock options. 134,500 options were granted in fiscal 1998 (none in fiscal year
1997) and 365,500 shares of common stock were available for future grants at February 28, 1998.

         A summary of the Company's stock option activity and related information follows:

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



7  -     Stock Option Agreements and Equity Transactions (continued)


                                                                   Year Ended February 28 or 29,
                                    ---------------------------------------------------------------------------------------
                                             1998                          1997                              1996
                                    ---------------------------  ---------------------------- -----------------------------

                                                     Weighted                        Weighted                       Weighted
                                                     Average                          Average                       Average
                                                     Exercise                        Exercise                       Exercise
                                    Options            Price          Options          Price         Options          Price
                                    -------          --------         -------        --------        -------        --------
 Outstanding -
   Beginning of year                  423,437            $0.53         423,437        $0.53           383,437         $0.50
     Granted                          209,500            $2.51             -              -            40,000         $0.74
     Exercised                       (333,437)           $0.48             -              -               -
                                      -------                          -------                        -------

 Outstanding -
   End of year                        299,500            $1.96         423,437        $0.53           423,437         $0.53

 Exercisable -
   End of year                        200,000            $1.69         423,437        $0.53           423,437         $0.53
 Weighted average
   fair value of
   options granted                    $  1.38                          $    -                         $  0.33
   during year

90,000 options outstanding at February 28, 1998 have a weighted average exercise price of $.69 per share with the range from $.55 to $.77 per share. These options have a weighted average contractual life remaining of 1.7 years. 209,500 options outstanding at February 28, 1998 have a weighted average exercise price of $2.51 per share with the range from $1.875 to $2.81 per share. These options have a weighted average contractual life remaining of 4.5 years.

         Pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during fiscal 1998 and 1996, the following assumptions were used:

         -      Expected life of 5 years
         -      No expected dividend yield
         -      Expected volatility of .622 in fiscal 1998 and .57 in fiscal
                1996
         -      Risk-free interest rate of 5.0%

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



7  -     Stock Option Agreements and Equity Transactions (continued)

         The Company's pro forma information follows:

                                                                     Year Ended February 28 or 29,
                                                       ------------------------------------------------------
                                                         1998                  1997                    1996
                                                       --------             ----------               --------
 Net income under APB25                                $903,366              $1,144,788               $183,766
 Effect of FASB 123                                    (164,879)                  -                    (13,050)
                                                       --------              ----------               --------

 Pro forma net income                                   738,487               1,144,788                170,716

 Pro forma basic earnings per share                    $   0.07              $     0.11               $   0.02
 Pro forma diluted earnings per share                  $   0.06              $     0.10               $   0.02

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, these models require the input of highly subjective assumptions including the expected stock price volatility. Because of these inherent assumptions, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. As a result of the above factors, possible future grants and the vesting provisions of the Company's stock options, the pro forma results would not necessarily be representative of the effects on reported net income for future years.

8  -  Profit Sharing Plan

         The Company has a qualified profit sharing plan ("Plan") under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant's contributions, not to exceed 3% of each participant's compensation. Company contributions to the Plan were $138,416, $111,609 and $94,247 for fiscal 1998, 1997 and 1996, respectively.

9  -  Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


9  -  Earnings per Share (continued)

                                                                                Year Ended February 28 or 29,
                                                                 ------------------------------------------------------
                                                                   1998                   1997                  1996
                                                                 --------              ----------             ---------
 Numerator:
   Net income                                                  $   903,366              $1,144,788            $   183,766

   Numerator for basic and diluted
     earnings per share - income
     available to common stockholders                          $   903,366              $1,144,788            $   183,766
                                                               ===========              ==========            ===========
 Denominator:
   Denominator for basic earnings per
     share - weighted average shares                            10,376,886              10,309,055             10,246,555

 Effect of dilutive securities:
   Employee stock options                                          268,842                 211,674                110,060
   Warrants                                                        912,280                 434,809                156,458
   Convertible debt                                                452,483                     -                      -
                                                               -----------              ----------            -----------

 Dilutive potential common shares                                1,633,605                 646,483                266,518
                                                               -----------              ----------            -----------
 Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                               12,010,491              10,955,538             10,513,073
                                                               ===========             ===========            ===========

 Basic earnings per share                                      $      0.09             $      0.11            $      0.02
 Diluted earnings per share                                    $      0.08             $      0.10            $      0.02

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



ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.


(a)(1)   Financial Statements included in Item 8.

         See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.


(a)(2)   Index to Financial Statement Schedules included in Item 14.

         The following financial statement schedule for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 is included in this report:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


(a)(3)   Exhibits

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for Fiscal Year Ended June 30, 1991 (referred to as "1991 10-K"), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as "1993 10-K"), or (c) Form S-8 Registration Statement under the 1933 Act for Registrant, Registration No. 333-16325 filed November 18, 1996 (referred to as "RS 333-16325"), or (d)
Current Report on Form 8-K dated January 24, 1997, or (e) Annual Report on 10-K for fiscal year ended February 28, 1997 (referred to as "1997 10-K"), or (f) Form 10-Q for quarter ended August 31, 1997 (referred to as "August 31, 1997 10-Q").

Exhibit Number                   Description
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

       10.1                       Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1,
                                  1998

       10.2                       Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of March 1,
                                  1998

       10.3                       Employment Agreement between the Company and Anthony R. Maresca dated as of March 1,
                                  1998

       10.4                       Stock Option Agreement between the Company and Anthony R. Maresca dated as of March 1,
                                  1998

       10.5                       Registration Rights Agreement by and between the Company, Alex Trevino, Jr. and
                                  Anthony R. Maresca

     * 10.6                       Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company, ACR
                                  Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply, Inc., as
                                  Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)

       10.7                       First Amendment to Note Agreement by and among The Catalyst Fund, Ltd., the Company,
                                  ACR Supply, Inc., Total Supply, Inc. f/k/a Fabricated Systems, Inc., Heating and
                                  Cooling Supply, Inc. and West Coast HVAC Supply, Inc., dated as of April 14, 1997

Exhibit Number                    Description
--------------                    -----------
       10.8                       Second Amendment and Restated Note Agreement by and between the Company, all subsidiaries of the Company, The Catalyst Fund, Ltd., and Southwest/Catalyst Capital,
                                  Ltd., dated as of January 28, 1998

       10.9                       Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to
                                  The Catalyst Fund, Ltd. dated January 28, 1998

       10.10                      Warrant for the Purchase of 50,000 Shares of Common Stock of the Company issued to The
                                  Catalyst Fund, Ltd. dated January 28, 1998

       10.11                      Warrant for the Purchase of 125,000 Shares of Common Stock of the Company issued to
                                  Southwest/Catalyst Capital, Ltd. dated January 28, 1998

       10.12                      Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated as of January 28, 1998

       10.13                      Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998

      *10.14                      Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated as of August 27, 1997 (Exhibit 10.1 to August 31, 1997 10-Q)

      *10.15                      First Amendment to Loan and Security Agreement by and between the Company and
                                  NationsBank of Texas, N.A. dated as of September 9, 1997 (Exhibit 10.2 to August 31,
                                  1997 10-Q)

      *10.16                      Purchase Agreement by and among the Company, Richard O'Leary, Lifetime Filter, Inc.
                                  and O'Leary Family Partnership, Ltd. (Exhibit 2.1 to Form 8-K dated January 24, 1997)

      *10.17                      1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS 333-16325)

Exhibit Number                   Description
--------------                   -----------
      *10.18                      Agreement of Purchase and Sale by and between the Company and St. James Capital
                                  Partners, L.P. dated as of January 24, 1997 (Exhibit 10.15 to 1997 10-K)

      *10.19                      10% Convertible Promissory Note of the Company issued to St. James Capital Partners,
                                  L.P. dated as of January 24, 1997 (Exhibit 10.16 to 1997 10-K)

      *10.20                      Warrant to Purchase 280,000 Shares of Common Stock of the Company issued to St. James
                                  Capital Partners, L.P. dated January 24, 1997 (Exhibit 10.17 to 1997 10-K)

      *10.21                      Registration Rights Agreement between St. James Capital Partners, L.P. and the Company dated as of January 24, 1997 (Exhibit 10.18 to 1997 10-K)

       21.1                       Subsidiaries of the Company

       23.1                       Consent of Independent Auditors

       27.1                       Financial Data Schedule

(b)      Reports on Form 8-K

                 No report on Form 8-K was filed during the period from December 1, 1997 to February 28, 1998.

(c)      Exhibits

                 See Item 14(a)(3), above.

(d)      Financial Statement Schedule

                                                                     SCHEDULE II

                                ACR GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

 FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1997 AND
                          FEBRUARY 29, 1996

                                                                      Additions
                                                              -------------------------
                                              Balance at         Charged    Charged to                           Balance
                                              Beginning       to Costs and    Other                              at End
Description                                   of Period          Expenses    Accounts    Deductions              of Period
-----------                                   ----------       ------------ ----------   ----------              ----------
Year ended February 28, 1998:
         Allowance for doubtful
                 accounts:
                 Accounts receivable            $584,024       $832,515     $108,355(2)    $762,185(1)           $762,709


Year ended February 28, 1997:
         Allowance for doubtful
                 accounts:
                 Accounts receivable             459,501        252,572       25,000(2)     153,049(1)            584,024


Year ended February 29, 1996:
         Allowance for doubtful
                 accounts:
                 Accounts receivable             415,455        326,349       70,451(2)     352,754(1)            459,501






(1)      Accounts/notes and related allowance written off.
(2)      Allowance related to accounts receivable of acquired companies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACR GROUP, INC.


Date:  May 29, 1998                   By: /s/ Anthony R. Maresca
                                         ------------------------------------
                                          Anthony R. Maresca
                                          Senior Vice President and
                                          Chief Financial Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Alex Trevino, Jr.                              Chairman of the Board,                                    May 29, 1998
-------------------------------------              President and
Alex Trevino, Jr.                                  Chief Executive Officer
                                                   (Principal executive officer)


/s/ Anthony R. Maresca                             Senior Vice President,                                    May 29, 1998
---------------------------------                  Chief Financial Officer
Anthony R. Maresca                                 and Director
                                                   (Principal financial and
                                                   accounting officer)



/s/ A. Stephen Trevino                             Director                                                  May 29, 1998
-----------------------------------
A. Stephen Trevino



/s/ Ronald T. Nixon                                Director                                                  May 29, 1998
-----------------------------------
Ronald T. Nixon


/s/ Roland H. St. Cyr                              Director                                                  May 29, 1998
------------------------------------
Roland H. St. Cyr

                              INDEX TO EXHIBITS

Exhibit Number                   Description
--------------                   -----------
     * 3 .1                       Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

     * 3 .2                       Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

     * 3 .3                       Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

     * 3 .4                       Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993 10-K)

     * 4 .1                       Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit 4.1 to 1993 10-K)

       10.1                       Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1,
                                  1998

       10.2                       Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of March 1,
                                  1998

       10.3                       Employment Agreement between the Company and Anthony R. Maresca dated as of March 1,
                                  1998

       10.4                       Stock Option Agreement between the Company and Anthony R. Maresca dated as of March 1,
                                  1998

       10.5                       Registration Rights Agreement by and between the Company, Alex Trevino, Jr. and
                                  Anthony R. Maresca

     *10 .6                       Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company, ACR
                                  Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply, Inc., as
                                  Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)

       10.7                       First Amendment to Note Agreement by and among The Catalyst Fund, Ltd., the Company,
                                  ACR Supply, Inc., Total Supply, Inc. f/k/a Fabricated Systems, Inc., Heating and
                                  Cooling Supply, Inc. and West Coast HVAC Supply, Inc., dated as of April 14, 1997

Exhibit Number                    Description
--------------                    -----------
       10.8                       Second Amendment and Restated Note Agreement by and between the Company, all subsidiaries of the Company, The Catalyst Fund, Ltd., and Southwest/Catalyst Capital,
                                  Ltd., dated as of January 28, 1998

       10.9                       Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to
                                  The Catalyst Fund, Ltd. dated January 28, 1998

       10.10                      Warrant for the Purchase of 50,000 Shares of Common Stock of the Company issued to The
                                  Catalyst Fund, Ltd. dated January 28, 1998

       10.11                      Warrant for the Purchase of 125,000 Shares of Common Stock of the Company issued to
                                  Southwest/Catalyst Capital, Ltd. dated January 28, 1998

       10.12                      Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated as of January 28, 1998

       10.13                      Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998

     *10 .14                      Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated as of August 27, 1997 (Exhibit 10.1 to August 31, 1997 10-Q)

     *10 .15                      First Amendment to Loan and Security Agreement by and between the Company and
                                  NationsBank of Texas, N.A. dated as of September 9, 1997 (Exhibit 10.2 to August 31,
                                  1997 10-Q)

     *10 .16                      Purchase Agreement by and among the Company, Richard O'Leary, Lifetime Filter, Inc.
                                  and O'Leary Family Partnership, Ltd. (Exhibit 2.1 to Form 8-K dated January 24, 1997)

     *10 .17                      1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS 333-16325)

Exhibit Number                   Description
--------------                   -----------
     *10 .18                      Agreement of Purchase and Sale by and between the Company and St. James Capital
                                  Partners, L.P. dated as of January 24, 1997 (Exhibit 10.15 to 1997 10-K)

     *10 .19                      10% Convertible Promissory Note of the Company issued to St. James Capital Partners,
                                  L.P. dated as of January 24, 1997 (Exhibit 10.16 to 1997 10-K)

     *10 .20                      Warrant to Purchase 280,000 Shares of Common Stock of the Company issued to St. James
                                  Capital Partners, L.P. dated January 24, 1997 (Exhibit 10.17 to 1997 10-K)

     *10 .21                      Registration Rights Agreement between St. James Capital Partners, L.P. and the Company dated as of January 24, 1997 (Exhibit 10.18 to 1997 10-K)

       21.1                       Subsidiaries of the Company

       23.1                       Consent of Independent Auditors

       27.1                       Financial Data Schedule