Form 10-Q
period 1998-05-31
ACR GROUP INC
filed 1998-07-15
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Shares of Common Stock outstanding at June 30, 1998 - 10,634,303.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                  May 31,          February 28,
                                                   1998               1998
                                                -----------        -----------
                                                 (Unaudited)

Current assets:
   Cash                                         $   113,552        $    90,000
   Accounts receivable, net                      15,601,525         11,888,542
   Inventory                                     17,588,320         16,962,351
   Prepaid expenses and other                       562,408            611,873
   Deferred income taxes                            487,000            487,000
                                                -----------        -----------

               Total current assets              34,352,805         30,039,766
                                                -----------        -----------

Property and equipment, net of accumulated
   depreciation                                   3,739,318          3,713,827
Deferred income taxes                               973,000            973,000
Goodwill, net of accumulated amortization         5,919,913          5,962,700
Other assets                                        498,511            418,528
                                                -----------        -----------

                                                $45,483,547        $41,107,821
                                                ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
     and capital lease obligations              $ 1,377,980        $ 1,337,065
   Accounts payable                              17,982,930         14,009,495
   Accrued expenses and other liabilities         1,576,304          1,146,211
                                                -----------        -----------

               Total current liabilities         20,937,214         16,492,771

Long-term debt and capital lease obligations,
   less current maturities                       16,161,395         16,654,630
                                                -----------        -----------

               Total liabilities                 37,098,609         33,147,401
                                                -----------        -----------

Shareholders' equity:
   Common stock                                     106,343            106,340
   Additional paid-in capital                    41,709,197         41,669,200
   Accumulated deficit                          (33,430,602)       (33,815,120)
                                                -----------        -----------

               Total shareholders' equity         8,384,938          7,960,420
                                                -----------        -----------

                                                $45,483,547        $41,107,821
                                                ===========        ===========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three months ended
                                                          May 31,
                                              ------------------------------
                                                 1998               1997
                                              -----------        -----------

Sales                                         $28,151,734        $20,596,782
Cost of sales                                  22,334,003         16,471,861
                                              -----------        -----------

Gross profit                                    5,817,731          4,124,921

Selling, general and administrative expenses   (4,990,257)        (3,803,530)
Other operating income                             40,977            137,954
                                              -----------        -----------

Operating income                                  868,451            459,345

Interest expense                                 (502,204)          (310,380)
Other non-operating income                         48,971             41,763
                                              -----------        -----------

Income before income taxes                        415,218            190,728
Provision for income taxes                         30,700             10,310
                                              -----------        -----------

Net income                                    $   384,518        $   180,418
                                              ===========        ===========

Weighted average shares outstanding:
  Basic                                        10,634,067         10,371,555
  Diluted                                      11,497,101         12,325,779

Earnings per common share:
  Basic                                       $       .04        $       .02
  Diluted                                             .03                .01



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three months ended
                                                                 May 31,
                                                        -----------------------
                                                           1998          1997
                                                        ----------   ----------
Operating activities:
   Net income                                           $  384,518   $  180,418
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                         286,078      210,364
     Other                                                  40,000          -
     Changes in operating assets and liabilities:
        Accounts receivable                             (3,712,983)  (2,993,757)
        Inventory                                         (625,969)  (1,893,928)
        Prepaid expense and other assets                   (49,901)    (118,378)
        Accounts payable                                 3,973,435    4,816,173
        Accrued expenses and other liabilities             430,093       76,499
                                                        ----------   ----------

Net cash provided by operating activities                  725,271      277,391
                                                        ----------   ----------

Investing activities:
   Acquisition of property and equipment                  (249,399)    (244,449)
   Acquisition of businesses, net of cash acquired             -        (72,409)
   Proceeds from disposition of assets                         -          4,848
                                                       -----------   ----------

Net cash used in investing activities                     (249,399)    (312,010)
                                                        ----------   ----------

Financing activities:
   Proceeds from long-term debt                               -         516,728
   Payment of long-term debt                              (452,320)    (479,611)
                                                        ----------    ---------

Net cash provided by (used in) financing activities       (452,320)      37,117
                                                        ----------    ---------

Net increase in cash                                        23,552        2,498
Cash at beginning of year                                   90,000      412,699
                                                        ----------    ---------

Cash at end of period                                   $  113,552    $ 415,197
                                                        ==========    =========

Schedule of non-cash investing and
   financing activities:
   Acquisition of subsidiaries:
     Fair value of assets acquired                      $      -      $ 430,886
     Fair value of liabilities assumed                         -       (430,804)
     Goodwill                                                  -         72,129
   Purchase of equipment under capital
     leases (net of cash paid)                                 -         61,005




                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1  -  Basis of Presentation

        The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month-period ended May 31, 1998 is not necessarily indicative of the results to be expected for the full year.

        Substantially all inventories represent finished goods held for sale.

2 -     Acquisitions

        On September 9, 1997, the Company, through a wholly-owned subsidiary, acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company ("CHS"). CHS was paid $4,626,315 cash at closing, and received a promissory note ("Note") for $1,200,000. The liabilities assumed by the Company's subsidiary included $1,200,000 owed by CHS to certain of its shareholders, and was paid in full at closing by the Company's subsidiary. The Note bears interest at prime rate plus 1/2%. The Note is to be repaid in three annual principal installments of $400,000 each, plus accrued interest, beginning September 1, 1998, and is secured by a first lien on machinery and equipment purchased from CHS that is used to fabricate sheet metal products. The Note is subordinated to the Company's indebtedness to its senior secured lender.

        The acquisition described above was accounted for using the purchase method of accounting. Unaudited pro forma results of the Company's operations, as if the acquisition of CHS had occurred as of March 1, 1997, are as follows:

                                                   Three Months Ended
                                                      May 31, 1997
                                                   ------------------
          Sales                                         $24,466,247
          Net income                                        277,800
          Earnings per common share:
            Basic                                       $       .03
            Diluted                                             .02

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

        The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of May 31, 1998, the cost of such inventory held in the bonded warehouses was $7,950,379.

        The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. The Company believes that substantially all consigned merchandise will be sold in the ordinary course of business before any purchase obligation is incurred.

4 -     Income Taxes

        The provision for income taxes consists principally of alternative minimum taxes and current state income taxes. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

5 -     Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. It was effective in the first quarter of fiscal 1999 and its adoption had no impact on the Company's net income or shareholders' equity.

                        ACR GROUP, INC. AND SUBSIDIARIES

ITEM 2. -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


Comparison of Results of Operations for the Three-Month Periods Ended May 31, 1998 and May 31, 1997

        Net income increased to $384,518 in the quarter ended May 31, 1998 (fiscal 1999) from $180,418 in the quarter ended May 31, 1997 (fiscal 1998), an increase of 113%. The improvement in results of operations in fiscal 1999 was generally attributable to favorable weather conditions during the month of May in the southern and southeastern United States and to the operations of Contractors Heating & Supply, Inc. ("CHS"), which was acquired by the Company in September 1997.

        Sales increased 37%, to $28,151,734 for the quarter ended May 31, 1998, compared to $20,596,782 for the quarter ended May 31, 1997. 65% of the increase in sales from 1997 to 1998 was a result of the Company's acquisitions in 1997. Same store sales for 29 branches open for more than one year at the beginning of the quarter increased 13% in the quarter ended May 31, 1998, compared to a decrease of 3% in same store sales in the quarter ended May 31, 1997. The greatest increases in same store sales occurred in Texas and Florida, where dry weather and unusually warm temperatures, particularly in May, resulted in increased demand for air conditioning products. In contrast, weather conditions during the spring of 1997 were abnormally wet and cool, which restricted demand for air conditioning products. The sales increase in Florida, where the Company started operations in April 1996, is also a function of the expected growth pattern when the Company opens new branches. In such cases, management expects above average sales growth for up to five years as the new operations continuously gain market share.

        The Company's gross margin percentage on sales was 20.7% for the quarter ended May 31, 1998, compared to 20.0% in 1997. The higher gross margin percentage in 1998 is a result of the gross margin attained at the Company's operations that were acquired in 1997. Excluding such acquired businesses, the Company's gross margin percentage was unchanged from 1997 to 1998. The gross margin percentage at CHS is positively affected by CHS's sheet metal fabrication plant, which produces sheet metal products sold through it's distribution operations.

        Selling, general and administrative ("SG&A") expenses increased 31% in the quarter ended May 31, 1998 compared to the same quarter of 1997, because of the costs associated with both the acquired operations described above and the increase in business at the Company's other operations. Expressed as a percentage of sales, SG&A expenses decreased from 18.5% in 1997 to 17.7% in 1998. This decrease was attributable to both a low SG&A expense to sales ratio at CHS and control over growth of SG&A expenses at the Company's other operations.

        Other operating income declined from 1997 to 1998 because of the discontinuation of an arrangement with a supplier under which the Company recognized commission revenue for providing warehousing and shipping services to another distributor of the supplier. In addition, energy services income decreased 41% from 1997. In the quarter ended May 31, 1997, the Company obtained data from its single remaining customer, which allowed the Company to bill the customer additional amounts. The Company continues to provide energy management services on a month-to-month basis to the customer, and management cannot estimate how long such an informal arrangement may continue. However, the customer is partially dependent on the Company for the proper operation of its HVACR systems.

        Interest expense increased 62% from 1997 to 1998 as a result of additional borrowings, the majority of which were incurred to acquire CHS and ACH Supply in 1997.

        The provision for income taxes consists principally of alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.


Liquidity and Capital Resources

        Current assets increased 14% from February 28, 1998 to May 31, 1998, principally in accounts receivable and inventory. Gross accounts receivable represented 50 days of gross sales as of May 31, 1998, compared to 52 days of gross sales in receivables at May 31, 1997, reflecting a significant increase in April and May 1998 sales and positive collection efforts. The increase in inventory from the end of fiscal 1998 is customary as the Company plans its stocking levels for expected second quarter sales, which are greater than any other fiscal quarter. However, management has emphasized efforts to control inventory levels, and the increase in inventory from the end of February to the end of May was only 4% in 1998, compared to 13% in 1997.

        The Company has credit facilities with a commercial bank ("Bank") which include an $18 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At May 31, 1998, the Company had available credit of $4,779,360 and $116,410 under the revolving credit line and the term loan facility, respectively. At May 31, 1998, substantially all of the outstanding balance on the revolving credit line bears interest at LIBOR plus 3.00% (presently 8.69%), with the remainder of the revolving credit line and the outstanding balance on the term loan facility bearing interest at the Bank's prime rate plus 1/2% (presently 9%). Management believes that availability under the revolving credit facility will be adequate to finance the Company's working capital requirements of its existing operations for the foreseeable future.

        The Company is actively considering additional financing alternatives in order to continue its plan of acquiring other HVACR distribution companies. Such financing may be in the form of equity, subordinated debt or some combination of debt and equity. Although management has engaged in discussions with several potential investors or lenders, the Company has no commitment for additional financing and cannot predict whether or when such additional financing may materialize. Management is also reviewing the suitability of several acquisition opportunities, but has not entered into letters of intent to acquire any companies. The Company's ability to consummate a significant acquisition would be dependent upon obtaining additional financing.

        The Company has approximately $32 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.


Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. It was effective in the first quarter of fiscal 1999 and its adoption had no impact on the Company's net income or shareholders' equity.

                           PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.  None.








                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ACR GROUP, INC.





     July 15, 1998                          /s/ Anthony R. Maresca
---------------------                       -------------------------
Date                                        Anthony R. Maresca
                                            Senior Vice-President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule