Form 10-Q
period 1998-08-31
ACR GROUP INC
filed 1998-10-15
CIK 711307

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                         Commission file number 0-12490


                                ACR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                    74-2008473
  -------------------------------                --------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas          77042
----------------------------------------------   --------------------
(Address of principal executive offices)              (Zip Code)

                                 (713) 780-8532
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                             Yes [X] No [ ]

Shares of Common Stock outstanding at September 30, 1998 - 10,634,303.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               August 31,      February 28,
                                                                  1998             1998
                                                              ------------     ------------
                                                              (Unaudited)
Current assets:
   Cash                                                       $     96,798     $     90,000
   Accounts receivable, net of allowance
    for doubtful accounts                                       16,319,110       11,888,542
   Inventory                                                    18,285,209       16,962,351
   Prepaid expenses and other                                      382,009          611,873
   Deferred income taxes                                           487,000          487,000
                                                              ------------     ------------

                 Total current assets                           35,570,126       30,039,766
                                                              ------------     ------------

Property and equipment, net of accumulated
  depreciation                                                   3,604,522        3,713,827
Deferred income taxes                                              973,000          973,000
Goodwill, net of accumulated amortization                        5,877,126        5,962,700
Other assets                                                       450,944          418,528
                                                              ------------     ------------

                                                              $ 46,475,718     $ 41,107,821
                                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
     and capital lease obligations                            $  1,383,691     $  1,337,065
   Accounts payable                                             19,257,398       14,009,495
   Accrued expenses and other liabilities                        1,562,244        1,146,211
                                                              ------------     ------------

                 Total current liabilities                      22,203,333       16,492,771

Long-term debt and capital lease obligations                    14,600,093       16,654,630
                                                              ------------     ------------

                 Total liabilities                              36,803,426       33,147,401
                                                              ------------     ------------

Shareholders' equity:
   Common stock                                                    106,343          106,340
   Additional paid-in capital                                   41,729,197       41,669,200
   Accumulated deficit                                         (32,163,248)     (33,815,120)
                                                              ------------     ------------

                 Total shareholders' equity                      9,672,292        7,960,420
                                                              ------------     ------------

                                                              $ 46,475,718     $ 41,107,821
                                                              ============     ============

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                     Six months ended                 Three months ended
                                        August 31,                        August 31,
                              -----------------------------     -----------------------------
                                  1998             1997             1998             1997
                              ------------     ------------     ------------     ------------
Sales                         $ 64,994,434     $ 48,223,439     $ 36,842,700     $ 27,626,657
Cost of sales                   51,667,113       38,772,525       29,333,110       22,300,664
                              ------------     ------------     ------------     ------------

Gross profit                    13,327,321        9,450,914        7,509,590        5,325,993

Selling, general and
  administrative expenses      (10,703,963)      (8,037,034)      (5,713,706)      (4,233,504)
Other operating income              47,171          184,475            6,194           46,521
                              ------------     ------------     ------------     ------------

Operating income                 2,670,529        1,598,355        1,802,078        1,139,010

Interest expense                (1,024,319)        (688,310)        (522,115)        (377,930)
Other non-operating income         106,262           81,206           57,291           39,443
                              ------------     ------------     ------------     ------------

Income before income taxes       1,752,472          991,251        1,337,254          800,523

Provision for income taxes        (100,600)         (41,810)         (69,900)         (31,500)
                              ------------     ------------     ------------     ------------

Net income                    $  1,651,872     $    949,441     $  1,267,354     $    769,023
                              ============     ============     ============     ============

Weighted average shares
  outstanding:
  Basic                         10,634,185       10,373,780       10,634,303       10,376,005
  Diluted                       11,449,674       12,268,714       11,402,246       12,211,648

Earnings per common share:
  Basic                       $        .16     $        .09     $        .12     $        .07
  Diluted                              .14              .08              .11              .07





                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six months ended
                                                              August 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
Operating activities:
  Net income                                         $ 1,651,872     $   949,441
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                        564,695         429,677
    (Gain) loss on sale of assets                         (2,024)             --
    Other                                                 60,000              --
    Changes in operating assets and liabilities:
      Accounts receivable                             (4,430,568)     (4,229,785)
      Inventory                                       (1,322,858)       (568,948)
      Prepaid expense and other assets                   156,436        (255,314)
      Accounts payable                                 5,247,903       4,025,174
      Accrued expenses and other liabilities             416,033         370,552
                                                     -----------     -----------

Net cash provided by operating activities              2,341,489         720,797
                                                     -----------     -----------

Investing activities:
  Acquisition of property and equipment                 (333,898)       (324,048)
  Acquisition of businesses, net of cash acquired             --         (90,956)
  Proceeds from disposition of assets                     63,050              --
                                                     -----------     -----------

Net cash used in investing activities                   (270,848)       (415,004)
                                                     -----------     -----------

Financing activities:
  Proceeds from long-term debt                                --         525,478
  Payments on long-term debt                          (2,063,843)       (748,032)
  Exercise of stock options                                   --           1,054
                                                     -----------     -----------

Net cash used in financing activities                 (2,063,843)       (221,500)
                                                     -----------     -----------

Net increase in cash                                       6,798          84,293
Cash at beginning of year                                 90,000         412,699
                                                     -----------     -----------

Cash at end of period                                $    96,798     $   496,992
                                                     ===========     ===========

Schedule of non-cash investing and
  financing activities:
  Acquisition of subsidiaries:
    Fair value of assets acquired                             --         430,776
    Fair value of liabilities acquired                        --         447,381
    Goodwill                                                  --         112,836
  Purchase of property and equipment under
    capital leases (net of cash paid)                     67,789         190,239

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                ACR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1 - Basis of Presentation

    The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six-month periods ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

    The acquisition described above was accounted for using the purchase method of accounting. Unaudited pro forma results of the Company's operations, as if the acquisition of CHS had occurred as of March 1, 1997, are as follows:

                                                   Six Months Ended
                                                    August 31, 1997
                                                   ----------------
        Sales                                      $     57,692,979
        Net income                                        1,039,831
        Earnings per common share:
          Basic                                    $            .10
          Diluted                                               .09

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

3 - Contingent Liabilities

    The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 1998, the cost of such inventory held in the bonded warehouses was $6,616,152.

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

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six-Month and Three-Month Periods Ended August 31, 1998 and August 31, 1997

Six Months Ended August 31, 1998 Compared to 1997

    Net income increased to $1,651,872 in the six-month period ended August 31, 1998 (fiscal 1999) from $949,441 in the six-month period ended August 31, 1997 (fiscal 1998), an increase of 74%. The improvement in results of operations in fiscal 1999 was generally attributable to favorable weather conditions during the months of May and June in the southern and southeastern United States and to the operations of Contractors Heating & Supply, Inc. ("CHS"), which was acquired by the Company in September 1997.

    Consolidated sales increased 35% from fiscal 1998 to 1999. 63% of the increase in sales from 1998 to 1999 was a result of the Company's acquisition of CHS in 1997. Same store sales for branches open for more than one year at the beginning of the fiscal year increased 13% in the six-month period ended August 31, 1998, compared to a decrease of 1% in same store sales in the same period of 1997. The greatest increases in same store sales occurred in Texas and the southeastern United States, where weather conditions were drier and warmer than usual in May and June, resulting in increased demand for air conditioning products. In contrast, weather conditions during the spring and early summer of 1997 were abnormally wet and cool, which restricted demand for air conditioning products. The sales increase in Florida, where the Company started operations in April 1996, is also a function of the expected growth pattern when the Company opens new branches. In such cases, management expects above average sales growth for up to five years as the new operations continuously gain market share. The Company has experienced a similar pattern of sales growth in California, where the Company acquired a small HVACR distribution business, ACH Supply, Inc., in April 1997, and subsequently reorganized management and relocated both branches to more suitable facilities.

    The Company's gross margin percentage on sales was 20.5% for the six-month period ended August 31, 1998, compared to 19.6% in 1997. The higher gross margin percentage in 1998 is a result of the gross margin attained at CHS. Excluding CHS's operations, the Company's gross margin percentage increased from 19.0% in 1997 to 19.2% in 1998.

    Selling, general and administrative ("SG&A") expenses increased 33% in the six-month period ended August 31, 1998 compared to the same period of 1997, because of the costs associated with both the acquired operations described above and the increase in business at the Company's other operations. Expressed as a percentage of sales, SG&A expenses decreased from 16.7% in 1997 to 16.5% in 1998. This decrease was attributable to both a low SG&A expense to sales ratio at CHS and control over growth of SG&A expenses at the Company's other operations.

    Other operating income declined from 1997 to 1998 because of the discontinuation in January 1998 of an arrangement with a supplier under which the Company recognized commission revenue for providing warehousing and shipping services to another distributor of the supplier. In addition, energy services income decreased 55% from 1997. The Company continues to provide energy management services on a month-to-month basis to the customer, and management cannot estimate how long such an informal arrangement may continue. However, the customer is partially dependent on the Company for the proper operation of its HVACR systems.

    Interest expense increased 49% from 1997 to 1998 (from 1.4% to 1.6% of sales) as a result of additional borrowings, the majority of which were incurred to acquire CHS and ACH Supply in 1997.

    The provision for income taxes consists principally of alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.


Three Months Ended August 31, 1998 Compared to 1997

    Net income increased to $1,267,354 in the quarter ended August 31, 1998 from $769,023 in the quarter ended August 31, 1997, an increase of 65%. Consistent with the reasons described above, the improvement in results of operations in the second quarter of fiscal 1999 was generally attributable to much warmer weather in the southern and southeastern United States during June 1998 compared to 1997, and to the operations of Contractors Heating & Supply, Inc. ("CHS").

    Sales increased 33% from the second quarter of fiscal 1998 to fiscal 1999. Of the growth in sales, approximately 65% was generated from the operations of CHS. Same store sales for branches open for more than one year at the beginning of the quarter increased 12.5% in the quarter ended August 31, 1998. Sales in the second quarter of fiscal 1999 were substantially equal to or greater than sales in the same period of fiscal 1998 at all of the Company's operations except in the Memphis area, where organizational changes have not yet been fully integrated.

    The Company's gross margin percentage on sales was 20.4% for the quarter ended May 31, 1998, compared to 19.3% in 1997. Excluding the operations of CHS, the gross margin on sales was 19.7% in 1998. The improvement in the gross margin percentage in the second quarter was attributable to both the growth rate of the Company's higher margin operations and a successful effort to increase the gross margin percentage at the Company's operations which sell predominantly the GMC brand of HVAC equipment.

    SG&A expenses as a percentage of sales increased from 15.3% in 1997 to 15.5% in 1998, principally as a result of the costs to relocate store operations in Las Vegas and costs attendant to the organizational changes in Memphis. Interest expense increased 38% from 1997 to 1998 as a result of the indebtedness incurred to acquire CHS.

Liquidity and Capital Resources

    Current assets increased 18% from February 28, 1998 to August 31, 1998, principally in accounts receivable and inventory, reflecting usual seasonal trends. Gross accounts receivable represented 46 days of gross sales as of August 31, 1998, compared to 48 days of gross sales in receivables at August 31, 1997, reflecting successful collection efforts and very effective credit policies at CHS. Inventory from the end of February to the end of August increased by 8% in 1998, compared to 6% in 1997.

    The Company has credit facilities with a commercial bank ("Bank") which include an $18 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At August 31, 1998, the Company had available credit of $4.5 million and $120,000 under the revolving credit line and the term loan facility, respectively. At August 31, 1998, substantially all of the outstanding balance on the revolving credit line bears interest at LIBOR plus 3.00%, with the remainder of the revolving credit line and the outstanding balance on the term loan facility bearing interest at the Bank's prime rate plus 1/2%. The maximum availability under the revolving credit facility is dependent on the levels of the underlying collateral and, accordingly, fluctuates seasonally corresponding to the seasonality of the Company's business. Management believes that availability under the revolving credit facility will be adequate to finance the Company's working capital requirements of its existing operations for the foreseeable future.

    The Company routinely considers financing alternatives in order to continue its plan of acquiring other HVACR distribution companies. Such financing may be in the form of equity, subordinated debt or some combination of debt and equity. Although management has engaged in discussions with several potential investors or lenders, the Company has no commitment for additional financing and cannot predict whether or when such additional financing may materialize, particularly in light of recent volatility in the U.S. equity markets. Management is also reviewing the suitability of certain acquisition opportunities, but has not entered into letters of intent to acquire such companies. The Company's ability to consummate a significant acquisition would be dependent upon obtaining additional financing.

    The Company has approximately $32 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Year 2000 Issue

    The Company has addressed its state of readiness to deal with the problem commonly known as the Year 2000 issue. With respect to its own information systems, in October 1998, the Company acquired an upgrade, available under its current licensing agreement, to its existing integrated application software that is fully year 2000 compliant. The Company has both dedicated internal staff and contracted with a third party to assist in implementation of the software upgrade and conversion of existing software modifications. The Company believes that the new software will be fully functional by December 31, 1998. One of the Company's subsidiaries does not utilize the Company's integrated software and is presently involved in modifying its computer programs to accommodate year 2000; this task is expected to be completed by the end of fiscal 1999. The Company does not believe that it has material exposure to year 2000 in elements of its operations other than its information systems, but management is continuing to update its assessment of such elements. The costs to achieve year 2000 compliance are not expected to be material to the Company's operations.

    The Company has informally discussed year 2000 preparedness with its most significant suppliers and has obtained assurances that such suppliers do not expect any disruption in their ability to fulfill customer orders as a result of year 2000 issues. The Company is preparing to request written confirmation of year 2000 preparedness from each of such suppliers. To date, the Company has not undertaken to assess the year 2000 preparedness of its customers. The Company does not have any interconnectivity with its customers' computer systems, and no customer represents more than 1% of consolidated sales. Management expects to initiate discussions with its most significant customers concerning their year 2000 preparedness during the fourth quarter of fiscal 1999, but does not believe that customers' lack of preparedness would have a material adverse effect on the Company's sales or results of operations.

    The Company has not developed a specific contingency plan to address a worst case scenario dealing with lack of year 2000 preparedness. Management is confident that the Company's own internal systems will be fully year 2000 compliant and that a contingency plan would principally address issues relating to the potential inability of suppliers, service providers or customers to satisfactorily address their own year 2000 issues. As described above, the Company expects to continually assess the year 2000 preparedness of such parties and, if circumstances dictate, may undertake specific contingency plans.

                          PART II - OTHER INFORMATION


ITEM 4. - RESULTS OF VOTES OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders on August 27, 1998, the shareholders of the Company voted on and approved the following issue:

    Election of Directors for a term of one year expiring at the next Annual Meeting of Shareholders:

                                                   Shares     Shares
                                                    For      Withheld
                                                 ---------   --------
                 Anthony R. Maresca              9,076,041    39,650
                 Ronald T. Nixon                 9,075,041    40,650
                 Roland H. St. Cyr               9,074,791    40,900
                 Alex Trevino, Jr.               9,075,636    40,055
                 A. Stephen Trevino              9,075,141    40,550


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  Exhibit 27.

(b) No report on Form 8-K was filed during the quarter ended August 31, 1998.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ACR GROUP, INC.



   October 15, 1998                        /s/ Anthony R. Maresca
-----------------------------              ----------------------------------
Date                                       Anthony R. Maresca
                                           Senior Vice-President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
27             Financial Data Schedule