Form 10-Q
period 1998-11-30
ACR GROUP INC
filed 1999-01-14
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      --------------------0

                         Commission file number 0-12490


                                 ACR GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                            74-2008473
   ------------------------------                           -----------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas                 77042
----------------------------------------------                --------
  (Address of principal executive offices)                   (Zip Code)

                                 (713) 780-8532
               --------------------------------------------------
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


Shares of Common Stock outstanding at December 31, 1998 - 10,634,303.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      November 30,      February 28,
                                                                         1998              1998
                                                                     ------------      ------------
                                                                      (Unaudited)
Current assets:
  Cash                                                               $    154,668      $     90,000
  Accounts receivable, net of allowance
    for doubtful accounts                                              14,799,379        11,888,542
  Inventory                                                            17,379,437        16,962,351
  Prepaid expenses and other                                              403,953           611,873
  Deferred income taxes                                                   487,000           487,000
                                                                     ------------      ------------

                  Total current assets                                 33,224,437        30,039,766
                                                                     ------------      ------------

Property and equipment, net of accumulated
  depreciation                                                          3,553,162         3,713,827
Deferred income taxes                                                     973,000           973,000
Goodwill, net of accumulated amortization                               5,834,340         5,962,700
Other assets                                                              467,830           418,528
                                                                     ------------      ------------
                  Total assets                                       $ 44,052,769      $ 41,107,821
                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
    and capital lease obligations                                    $  1,432,233      $  1,337,065
  Accounts payable                                                     13,905,598        14,009,495
  Accrued expenses and other liabilities                                1,631,010         1,146,211
                                                                     ------------      ------------

                  Total current liabilities                            16,968,841        16,492,771

Long-term debt and capital lease obligations                           17,113,622        16,654,630
                                                                     ------------      ------------

                  Total liabilities                                    34,082,463        33,147,401
                                                                     ------------      ------------

Shareholders' equity:
  Common stock                                                            106,343           106,340
  Additional paid-in capital                                           41,697,947        41,669,200
  Accumulated deficit                                                 (31,833,984)      (33,815,120)
                                                                     ------------      ------------

                  Total shareholders' equity                            9,970,306         7,960,420
                                                                     ------------      ------------

                  Total liabilities and
                  shareholders' equity                               $ 44,052,769      $ 41,107,821

                                                                     ============      ============


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Nine months ended                 Three months ended
                                         November 30,                      November 30,
                               ------------------------------      ------------------------------
                                   1998              1997              1998             1997
                               ------------      ------------      ------------      ------------
Sales                          $ 92,670,721      $ 74,921,276      $ 27,676,287      $ 26,697,837
Cost of sales                    73,406,907        59,807,561        21,739,794        21,035,036
                               ------------      ------------      ------------      ------------

Gross profit                     19,263,814        15,113,715         5,936,493         5,662,801

Selling, general and
  administrative expenses       (15,855,084)      (12,821,614)       (5,151,121)       (4,784,580)
Other operating income               47,193           241,273                22            56,798
                               ------------      ------------      ------------      ------------

Operating income                  3,455,923         2,533,374           785,394           935,019

Interest expense                 (1,508,266)       (1,233,646)         (483,947)         (545,336)
Other non-operating income          168,824           144,104            62,562            62,898
                               ------------      ------------      ------------      ------------

Income before income taxes        2,116,481         1,443,832           364,009           452,581

Provision for income taxes
  Current                           135,345            73,139            34,745            31,329
  Deferred                               --          (420,000)               --          (420,000)
                               ------------      ------------      ------------      ------------

Net income                     $  1,981,136      $  1,790,693      $    329,264      $    841,252
                               ============      ============      ============      ============

Weighted average common
  shares outstanding:
  Basic                          10,634,224        10,375,851        10,634,303        10,379,992
  Diluted                        11,397,177        12,261,823        11,292,184        12,248,042


Earnings per common share:
  Basic                        $        .19      $        .17      $        .03      $        .08
  Diluted                               .17               .15               .03               .07

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine months ended
                                                               November 30,
                                                      ------------------------------
                                                         1998               1997
                                                      ------------      ------------
Operating activities:
  Net income                                          $  1,981,136      $  1,790,693
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                          840,308           698,816
    Deferred income taxes                                       --          (420,000)
    Loss (gain) on sale of assets                            6,789            (1,538)
    Other                                                   28,750                --
    Changes in operating assets and liabilities:
      Accounts receivable                               (2,910,837)       (3,315,751)
      Inventory                                           (417,086)          300,721
      Prepaid expense and other assets                      97,410          (149,301)
      Accounts payable                                    (103,898)        1,089,207
      Accrued expenses and other liabilities               484,799           666,722
                                                      ------------      ------------

Net cash provided by operating activities                    7,371           659,569
                                                      ------------      ------------

Investing activities:
  Acquisition of property and equipment                   (514,608)         (490,514)
  Acquisition of businesses, net of cash acquired               --        (5,478,177)
  Proceeds from disposition of assets                       73,677           267,183
                                                      ------------      ------------

Net cash used in investing activities                     (440,931)       (5,701,508)
                                                      ------------      ------------

Financing activities:
  Proceeds from long-term debt                           1,624,343        13,389,674
  Payment of long-term debt                             (1,126,115)       (8,673,994)
  Exercise of stock options                                     --             1,054
                                                      ------------      ------------

Net cash provided by financing activities                  498,228         4,716,734
                                                      ------------      ------------

Net increase (decrease) in cash                             64,668          (325,205)
Cash at beginning of year                                   90,000           412,699
                                                      ------------      ------------

Cash at end of period                                 $    154,668      $     87,494
                                                      ============      ============

Schedule of non-cash investing and
  financing activities:
  Acquisition of subsidiaries:
    Fair value of assets acquired                     $         --      $  5,702,433
    Fair value of liabilities acquired                          --         4,099,618
    Goodwill                                                    --         3,865,179
  Purchase of equipment under capital leases
    (net of cash paid):
    Under capital leases                                    67,789           190,239
  Sale of property for note receivable                          --          (201,136)


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                 ACR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1  -  Basis of Presentation

      The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and nine-month periods ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to current year presentations.

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

      The acquisition described above was accounted for using the purchase method of accounting. Unaudited pro forma results of the Company's operations, as if the acquisition of CHS had occurred as of March 1, 1997, are as follows:

                                                     Nine Months Ended
                                                     November 30, 1997
                                                     -----------------
         Sales                                        $    84,390,816
         Net income                                         1,881,173
         Earnings per common share:
           Basic                                                  .18
           Diluted                                                .16

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

      The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 1998, the cost of such inventory held in the bonded warehouses was $6,616,136.

      The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. Management believes that substantially all consigned merchandise on hand at November 30, 1998 will be sold in the ordinary course of business before any purchase obligation is incurred.

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

                        ACR GROUP, INC. AND SUBSIDIARIES


ITEM 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


Comparison of Results of Operations for the Nine-Month and Three-Month Periods Ended November 30, 1998 and November 30, 1997

Nine Months Ended November 30, 1998 Compared to 1997

      Net income increased to $1,981,136 for the nine months ended November 30, 1998 (fiscal 1999), compared to $1,790,693 for the nine months ended November 30, 1997 (fiscal 1998), an increase of 11%. In the quarter ended November 30, 1997, the Company reduced its deferred tax valuation allowance by $420,000 based on a re-evaluation of the expected future utilization of its net operating loss carryforwards following certain acquisitions during 1997. During fiscal 1999, the Company has not recognized such a tax benefit. Excluding this tax benefit from the comparison, net income increased 45% in the nine-month period ended November 30, 1998, compared to the same period of 1997. The increase in net income is attributable principally to the results of operations at Contractors Heating and Supply, Inc. ("CHS") and Total Supply, Inc. ("TSI"). CHS was acquired by the Company in September 1997; therefore, only three months of its operations are included in the Company's results of operations for the nine-month period ended November 30, 1997.

      Consolidated sales increased 24% from fiscal 1998 to 1999. Although a majority of the increase in sales was related to the acquisition of CHS described above, the Company also experienced sales gains of 10% or more in Georgia, Texas, Florida and California through the third quarter of fiscal 1999, compared to fiscal 1998. Sales at branches that have been open since the first quarter of fiscal 1998 increased 12% in the first nine months of fiscal 1999, compared to fiscal 1998. Unusually hot weather during late spring and early summer fueled sales gains in most areas of the southern United States, but such gains were somewhat mitigated by slower sales in late summer and fall, with moderate weather conditions in November postponing expected sales of heating products.

      The Company's gross margin percentage on sales increased to 20.8% for the nine-month period ended November 30, 1998, compared to 20.2% in 1997. The higher gross margin percentage in 1998 is a result of a continued growth at those operations which were most recently acquired or started, in particular, CHS and in California. These operations sell less HVACR equipment as a percentage of total sales than most of the Company's other operations and, accordingly, attain a higher gross margin percentage on aggregate sales. The gross margin at CHS was also assisted by a decline in steel prices, thereby generating higher margins at CHS's sheet metal fabrication business.

      Selling, general and administrative ("SG&A") expenses, expressed as a percentage of sales, have remained constant at 17.1% from fiscal 1998 to fiscal 1999. Since the third quarter of fiscal 1998, the Company has added personnel to enhance the operating management and internal control of certain of its businesses. The Company has also expended additional funds, including personnel, to improve its management information systems.

      Other operating income declined from 1997 to 1998 because of the discontinuation in January 1998 of an arrangement with a supplier under which the Company recognized commission revenue for providing warehousing and shipping services to another distributor of the supplier. The Company continues to provide energy management services on a month-to-month basis to the customer, and management cannot estimate how long such an informal arrangement may continue. The Company and the customer have had preliminary discussions concerning a possible purchase by the customer from the Company of the energy management equipment located at the customer's premises.

      Interest expense increased 22% from fiscal 1998 to fiscal 1999 as a result of the Company's increased borrowings, principally for acquisition indebtedness. As a percentage of sales, however, interest expense has declined from 1.65% in fiscal 1998 to 1.63% in fiscal 1999. This trend was assisted by the general decline in the prime interest rate in the second and third quarters of fiscal 1999.

      The current provision for income taxes consists principally of alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below. As described above, in the quarter ended November 30, 1997, the Company reduced the valuation allowance established against its deferred tax asset and recognized a deferred tax benefit of $420,000.

Three Months Ended November 30, 1998 Compared to 1997

      Net income declined from $841,252 in the quarter ended November 30, 1997 to $329,264 in the quarter ended November 30, 1998, a decrease of 61%. Excluding the $420,000 deferred tax benefit noted above, the decline in net income from 1997 to 1998 would be 22%. Although business remained strong at the Company's Colorado and Georgia operations, most of the Company's other operations were adversely affected by a slump in sales during late summer and fall. For the third quarter ended November 30, consolidated sales increased 4% from 1997 to 1998, with same store sales increasing 6%. The general softness in sales was attributed to extraordinarily strong sales in the spring and early summer of 1998, when many of the Company's markets experienced record heat. Additionally, moderate weather conditions in November delayed the commencement of sales of heating products.

      Gross margin percentage in the quarter ended November 30, 1998 increased to 21.4%, compared to 21.2% in 1997. In the 1998 third quarter, CHS benefitted from lower raw material costs for its sheet metal fabrication operation, and management intensified its focus on increasing the gross margin percentage at certain other operations. Although the success of this effort will be measured over several fiscal quarters, the increase in gross margin percentage in the 1998 third quarter may be an initial indicator of the results of these efforts.

      SG&A expenses as a percentage of sales increased from 17.9% in the quarter ended November 30, 1997 to 18.6% in the same quarter of 1998, for the reasons described above. Interest expense decreased 11% from 1997 to 1998, principally as a result of a decline in the Company's average borrowing rate.

Liquidity and Capital Resources

      Current assets increased 11% from February 28, 1998 to November 30, 1998, principally in accounts receivable and inventory, reflecting usual seasonal trends. Gross accounts receivable represented 52 days of gross sales as of November 30, 1998, compared to 54 days of gross sales in receivables at November 30, 1997, reflecting a continuation of the Company's successful efforts to accelerate collection of its accounts receivable. Inventory from the end of February to the end of November increased by 2% both in 1998 and in 1997, excluding the effect of the acquisition of CHS in 1997.

      The Company has credit facilities with a commercial bank ("Bank") which include an $18 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At November 30, 1998, the Company had available credit of $1.0 million and $130,000 under the revolving credit line and the term loan facility, respectively. At November 30, 1998, substantially all of the outstanding balance on the revolving credit line bears interest at LIBOR plus 3.00%, with the remainder of the revolving credit line and the outstanding balance on the term loan facility bearing interest at the Bank's prime rate plus 1/2%. The maximum availability under the revolving credit facility is dependent on the levels of the underlying collateral and, accordingly, fluctuates seasonally corresponding to the seasonality of the Company's business. Management believes that availability under the revolving credit facility will be adequate to finance the Company's working capital requirements of its existing operations for the foreseeable future.

      In January 1999, the Company acquired a wholesale distributor based in Beaumont, Texas for $850,000. The Company utilized funds available under its revolving line of credit to pay the cash portion of the purchase price ($520,000) and executed a note to the seller for the balance of the purchase price ($330,000).

      The Company routinely considers financing alternatives in order to continue its plan of acquiring other HVACR distribution companies. Such financing may be in the form of equity, subordinated debt or some combination of debt and equity. Although management has engaged in discussions with several potential investors or lenders, the Company has no commitment for additional financing and cannot predict whether or when such additional financing may materialize, particularly in light of recent volatility in the U.S. equity markets. Management is also reviewing the suitability of certain other acquisition opportunities, but has not entered into letters of intent to acquire such companies. The Company's ability to consummate a significant acquisition would be dependent upon obtaining additional financing.

      The Company has approximately $31 million in tax loss carryforwards and $1.1 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Year 2000 Issue

      The Company has addressed its state of readiness to deal with the problem commonly known as the Year 2000 issue. With respect to its own information systems, in December 1998, the Company installed an upgrade to its existing integrated application software such that the software is now fully year 2000 compliant. One of the Company's subsidiaries does not utilize the Company's integrated software and is presently involved in modifying its computer programs to accommodate year 2000; this task is expected to be completed by the end of fiscal 1999. The Company does not believe that it has material exposure to year 2000 in elements of its operations other than its information systems, but management is continuing to update its assessment of such elements. The costs to achieve year 2000 compliance are not expected to be material to the Company's operations.

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



                                    ACR GROUP, INC.





   January 14, 1999                 /s/ Anthony R. Maresca
-----------------------------       ----------------------
Date                                Anthony R. Maresca
                                    Senior Vice-President and
                                    Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
Exhibit 27           Financial Data Schedule