Form 10-K
period 1999-02-28
ACR GROUP INC
filed 1999-05-28
CIK 711307

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-K
               For Annual Reports Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year Ended                                Commission File Number
February 28, 1999                                                       0-12490


                                 ACR GROUP, INC.
             (Exact name of registrant as specified in its Charter)



           Texas                                        74-2008473
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by nonaffiliates of the registrant on April 30, 1999 was $12,229,593. The aggregate market value was computed by reference to the last trading price as reported on the National Association of Securities Dealers Automated Quotation System. For the purposes of this response, Executive Officers, Directors and holders of more than 10% of the Registrant's common stock are considered affiliates of the registrant.

         The number of shares outstanding of the registrant's common stock as of April 30, 1999: 10,659,303 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 1999 is incorporated by reference in answer to
Part III of this report.

                                TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
PART I
         Item 1.           Business                                                4

         Item 2.           Properties                                              9

         Item 3.           Legal Proceedings                                       9

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                       10
PART II

         Item 5.           Market for Registrant's Common Equity
                           and Related Stockholder Matters                        10

         Item 6.           Selected Financial Data                                11

         Item 7.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                             13

         Item 7A.          Quantitative and Qualitative Disclosures
                           About Market Risk                                      18

         Item 8.           Financial Statements and Supplementary
                           Data                                                   19

         Item 9.           Changes in and Disagreements with
                           Accountants on Accounting and Financial
                           Disclosure                                             40
PART III

         Item 10.          Directors and Executive Officers of the
                           Registrant                                             40

         Item 11.          Executive Compensation                                 40

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management                                  40

         Item 13.          Certain Relationships and Related
                           Transactions                                           40
PART IV

         Item 14.          Exhibits, Financial Statement
                           Schedules, and Reports on Form 8-K                     41

                                     PART I

ITEM 1.           BUSINESS.

General

         ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the "Company" or "ACRG") is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started up eight additional HVACR distribution companies and now has 37 branch operations in nine states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

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

The Company's operations are conducted through nine subsidiaries that participate in the wholesale distribution of HVACR equipment and supplies:

         ACR Supply, Inc.

         The Company acquired ACR Supply, Inc. ("ACRS") effective February 28, 1993, after making an initial investment in the company in 1991. At the end of fiscal 1999, ACRS had fifteen branches in Texas and one in Louisiana. Many of ACRS's branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets.

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

         HCS's sales growth in the past several years has mirrored the well-documented growth of the Las Vegas economy, and approximately 80% of HCS's sales are in the new construction markets. HCS has successfully expanded its business in the commercial HVACR market by emphasizing its capabilities in both the plan and specifications market and the specialty products market. HCS's proficiency in these two niches distinguishes it from most other HVACR distributors and, as a result, sales to commercial accounts were approximately 50% of total sales at the end of fiscal 1999.

         Total Supply, Inc.

         In 1990, the Company organized Total Supply, Inc. ("TSI") to fabricate air conditioning ductwork out of fiber glass ductboard, and in 1992 converted the company's business to HVACR wholesale distribution. Since December 1992, TSI has distributed the GMC brand of HVACR equipment in Georgia and now has the GMC distribution rights to almost the entire state of Georgia. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company's sales mix is approximately 70% equipment and 30% parts and supplies. TSI has four branches located in the Atlanta metropolitan area and one branch in Warner Robins, a suburb of Macon. In 1998, TSI closed its branch in far south Georgia, after management concluded that the Company could service the customers more economically out of the Warner Robins branch.

         Valley Supply, Inc.

         In 1994, the Company organized Valley Supply, Inc. ("VSI") as an HVACR distributor in the Memphis, Tennessee trade area, which includes southwestern Tennessee, northern Mississippi and western Arkansas. The Company was granted the franchise to distribute the GMC line of equipment within this trade area, succeeding another distributor which ceased business operations. Although sales of GMC equipment initially comprised virtually all of VSI's sales, management has continuously emphasized increasing the breadth of higher profit HVACR parts and supplies stocked at VSI. Approximately 80% of VSI's sales consisted of GMC equipment in fiscal 1999. In fiscal 1998, the Company assigned to management of TSI the responsibility for VSI's operations.

         Ener-Tech Industries, Inc.

         In January 1996, the Company acquired Ener-Tech Industries, Inc. ("ETI"), an HVACR distributor in Nashville, Tennessee. Unlike the Company's other HVACR distribution operations, ETI specializes in an industry subsegment. ETI sells controls and control systems to commercial and industrial end-users, HVACR contractors, dealers and other distributors. ETI also designs and assembles control systems used in commercial applications such as hospitals, restaurants and supermarkets. Such control systems perform a variety of functions including temperature control and monitoring, lighting control and energy management.

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

         Lifetime Filter, Inc.

         In January 1997, the Company acquired Lifetime Filter, Inc. ("LFI"), a manufacturer of electrostatic air filters which sells its products principally to HVACR contractors and dealers by mail order. LFI is based in Katy, Texas, a suburb of Houston. The

         Company's existing wholesale distribution network also distributes the products manufactured by LFI.

         West Coast HVAC Supply, Inc. d/b/a ACH Supply

         In April 1997, West Coast HVAC Supply, Inc. acquired the operating assets and liabilities of ACH Supply, Inc., ("ACH"). ACH had two branches located east of Los Angeles. In fiscal 1999, ACH opened a third branch in Canoga Park. The Company has attracted key employees with significant management experience working for a much larger HVACR wholesale distributor in southern California. ACH sells primarily HVACR parts and supplies, and in 1998, began distributing the Armstrong brand of HVACR equipment.

         Contractors Heating & Supply, Inc. ("CHS")

         In September 1997, CHS acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company, an HVACR distributor based in Denver, with branch operations in Colorado Springs and Glenwood Springs, Colorado, and in Albuquerque, New Mexico. CHS has operated in Denver since 1945, in Colorado Springs since 1959, and in Albuquerque since 1960, and is considered the market leader in each of its trade areas. CHS also operates a sheet metal shop in Colorado Springs, where products are fabricated for distribution through CHS's wholesale operations. Approximately 25% of CHS's total sales are products that it manufactures. In April 1999, CHS opened a distribution branch in Fort Collins, Colorado.

Energy Service Business

         In the early 1980's, the Company's primary business was the design, installation and management of integrated systems intended to reduce energy costs ("Systems") for users of commercial, industrial and institutional facilities. ACRG has not installed any new Systems after 1985. Pursuant to service contracts, customers paid ACRG a specified percentage of the utility cost savings attributable to the Systems over the term of the contract. The Company's contracts for its remaining Systems have all expired, but the Company continues to manage 13 Systems for a single customer on a month-to-month basis. The Company cannot predict for how long such an informal arrangement may continue.

Executive Officers of the Registrant

         The Company's executive officers are as follows:


         Name              Age         Position with the Company
         ----              ---         -------------------------
Alex Trevino, Jr.          62      Chairman of the Board and President

Anthony R. Maresca         48      Senior Vice President, Secretary, Treasurer,
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

Employees

         As of February 28, 1999, the Company and its subsidiaries had approximately 330 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. None of the Company's employees are represented by any collective bargaining units. Management considers the Company's relations with its employees to be good.

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

ITEM 3.  LEGAL PROCEEDINGS.

         As of February 28, 1999 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1999.



                                     PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock trades on the NASDAQ Stock Market(R) under the symbol "ACRG." The table below sets forth the high and low sales prices based upon actual transactions.


                                                        High               Low
                                                        ----               ---
         Fiscal Year 1999
                  1st quarter ended 5/31/98            $ 2.81           $ 1.75
                  2nd quarter ended 8/31/98              2.13             1.50
                  3rd quarter ended 11/30/98             2.00             1.00
                  4th quarter ended 2/28/99              1.63             1.00

         Fiscal Year 1998
                  1st quarter ended 5/31/97            $ 4.16           $ 2.19
                  2nd quarter ended 8/31/97              2.88             2.00
                  3rd quarter ended 11/30/97             3.00             2.00
                  4th quarter ended 2/28/98              2.75             1.88

         As of April 30, 1999, there were 504 holders of record of the Company's common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

         The Company has never declared or paid cash dividends on its common stock. The Company's loan agreements with two lenders each expressly prohibit the payment of dividends by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.


         The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 1994, the increase in sales has resulted from acquisitions and internal expansion, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Report. The Company has never paid any dividends.

         The Company has not recorded a provision for income taxes other than federal alternative minimum taxes and state income taxes for fiscal years 1995 through 1999 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. Additionally, the Company determined in both fiscal 1998 and 1997 that further reductions in its deferred tax asset valuation allowance were appropriate given expectations of higher future taxable income from recently acquired businesses and, as a result, recorded additional tax benefits of $420,000 and $360,000 in fiscal 1998 and 1997, respectively.


                                                   ( In thousands except per share data )

                                                       Year Ended February 28 or 29,
                                         -----------------------------------------------------------
                                           1999         1998        1997        1996         1995
                                         ---------    ---------   ---------   ---------    ---------
  Income Statement Data:

  Sales                                  $ 117,887    $  96,164   $  78,371   $  56,500    $  41,281
  Gross Profit                              24,772       19,558      15,085      10,721        8,563

  Operating income                           3,317        2,064       1,659         765          945
                                         ---------    ---------   ---------   ---------    ---------

  Income before income taxes                 1,568          570         887         199          562

  Benefit (provision) for income taxes        (153)         333         258         (15)          (4)
                                         ---------    ---------   ---------   ---------    ---------

  Net Income                             $   1,415    $     903   $   1,145   $     184    $     558
                                         =========    =========   =========   =========    =========
  Earnings per common share:

     Basic                               $     .13    $     .09   $     .11   $     .02    $     .05
                                         =========    =========   =========   =========    =========

     Diluted                             $     .12    $     .08   $     .10   $     .02    $     .05
                                         =========    =========   =========   =========    =========


                                                           As of February 28 or 29,
                                         -----------------------------------------------------------
                                           1999         1998        1997        1996         1995
                                         ---------    ---------   ---------   ---------    ---------
  Balance Sheet Data:

  Working capital                        $  15,614    $  13,547   $  11,080   $   8,118    $   5,818

  Total assets                              45,103       41,108      30,558      22,010       17,131

  Long-term obligations                     17,616       16,655      11,160       6,703        3,728

  Shareholders' equity                       9,391        7,960       7,006       5,666        5,482

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Operating income increased to $3,316,631 in fiscal 1999, from $2,063,996 in fiscal 1998 and $1,658,674 in fiscal 1997, representing increases of 61% and 24% in fiscal 1999 and 1998, respectively. The increase in operating income in fiscal 1999 was attributable to significantly improved financial performance by the Company's larger, more seasoned companies, while the Company's newer and smaller distribution operations generally showed less or no improvement in financial results from prior years. The increase in operating income in fiscal 1998, compared to fiscal 1997, was a result of earnings from Contractors Heating & Supply ("CHS"), which the Company acquired in September 1997. Fiscal 1998 operating income at businesses owned by the Company from the beginning of fiscal 1997 was equal to or less than fiscal 1997 operating income, as unusually moderate and wet weather conditions during the spring and early summer of 1997 reduced demand for air conditioning products in the Company's key markets. Net income was $1,415,080, $903,366 and $1,144,788 in fiscal 1999, 1998 and 1997, respectively. Higher interest costs relating to the Company's acquisitions significantly impacted net income in fiscal 1999 and 1998. Reductions in the Company's deferred tax asset valuation allowance increased net income by $420,000 in fiscal 1998 and $360,000 in fiscal 1997.

         Sales have increased annually, reaching $117.9 million in fiscal 1999, compared to $96.2 million in fiscal 1998 and $78.4 million in fiscal 1997. Same store sales increased 14%, 7% and 16% in fiscal 1999, 1998 and 1997, respectively, with each year significantly exceeding the industry average. The slower rate of growth in fiscal 1998 was due to unfavorable weather conditions and a post-Olympic building slowdown in Georgia. Through fiscal 1997, the majority of the Company's sales growth had resulted from internal expansion of branch operations rather than from acquisitions, but in fiscal 1999 and 1998, respectively, 54% and 71% of the increase in sales was attributable to operations acquired since January 1997. In comparison, acquisitions accounted for 28% of the growth in sales from fiscal 1996 to fiscal 1997.

         The Company's gross margin percentage increased to 21.0% in fiscal 1999, from 20.3% in fiscal 1998 and 19.2% in fiscal 1997. The continual increase in gross margin percentage from fiscal 1997 is a result of management's effort to focus the Company on starting up and acquiring businesses that are expected to enhance the Company's gross margin percentage. In particular, CHS manufactures products that account for approximately 25% of its sales revenue and, accordingly, achieves a higher gross margin percentage than if it purchased all of its inventory from outside suppliers. The Company's gross margin percentage has also been favorably affected by purchasing arrangements that management has negotiated from its major suppliers, and by technology improvements that have enabled management to implement more sophisticated pricing strategies.

         Selling, general and administrative ("SG&A") costs as a percentage of sales were 18.2% in fiscal 1999, compared to 18.5% in fiscal 1998 and 17.7% in fiscal 1997. The increase from fiscal 1997 is due in part to the SG&A percentage at the Company's manufacturing operations, which are generally expected to incur higher SG&A costs as a percentage of sales than the Company's distribution operations. In addition, the Company's distribution business in California, which was acquired in 1997, has higher overhead costs than would ordinarily be expected, as the Company has staffed this operation to support a substantial growth rate over the next several years. In fiscal 1998, the Company also recorded $580,000 more bad debt expense than in fiscal 1997, which was largely attributable to the unexpected business failure of a single customer with respect to which the Company wrote off $371,000 of accounts receivable. In fiscal 1997, the Company recorded a non-recurring charge of $125,000 for performance-based compensation pursuant to the employment contract of its chief executive officer.

         Beginning in fiscal 1997, the Company earned commission revenue from a supplier by providing warehousing and shipping services to another distributor of the supplier. In calendar 1997, the supplier reduced the commission rate applicable to this arrangement, and, at the end of 1997, the arrangement was discontinued. Revenues from this source were $155,380 and $290,919 in fiscal 1998 and 1997, respectively.

         Net energy services income declined 77% from fiscal 1998 to fiscal 1999, after increasing 19% in fiscal 1998 from fiscal 1997. The Company continues to provide a reduced level of services on a month-to-month basis to its remaining customer, following the expiration of its energy services contract in 1996. Management does not expect to negotiate another contract with the customer and cannot estimate how long such an informal arrangement may continue.

         Interest expense increased 21% in fiscal 1999 compared to fiscal 1998, and 82% in fiscal 1998 compared to 1997 as a result of the Company's increased borrowings. In 1999, 1998 and 1997, interest expense was 1.7%, 1.8% and 1.2% of sales, respectively. The increase in interest expense after fiscal 1997 was attributable to indebtedness incurred in connection with the Company's 1997 acquisitions. Other non-operating income increased 49% from fiscal 1998 to fiscal 1999, and 26% from fiscal 1997 to fiscal 1998, as the Company has more strictly enforced its policy to collect finance charges from customers with past due balances.

         Current income tax expense consists principally of state income taxes and federal alternative minimum taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below. In both fiscal 1998 and 1997, the Company determined that further reductions in its deferred tax asset valuation allowance were appropriate given expectations of higher future taxable income from recently acquired subsidiaries and, as a result, recorded additional tax benefits of $420,000 and $360,000 in fiscal 1998 and 1997, respectively.

Liquidity and Capital Resources

         Working capital increased from $13.5 million at February 28, 1998 to $15.6 million at February 28, 1999, principally as a result of the Company's earnings through sales growth. Accounts receivable represented 53 days of gross sales at the end of both fiscal 1999 and 1998. Of the $1.5 million increase in inventory, $.4 million was located at operations acquired or started up in the fourth quarter of fiscal 1999, and $.4 million consisted of a new line of HVAC equipment that the Company's California operations began distributing in fiscal 1999.

         The Company has credit facilities with a commercial bank ("Bank") which include an $18 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At February 28, 1999, the Company had available credit of $ 1,798,757 and $153,000 under the revolving credit line and the term loan facility, respectively. Borrowings under the revolving credit facility are secured by accounts receivable and inventory, and the permitted amount of outstanding borrowings at any time is limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. Borrowings under the facility bear interest, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3.00%, payable monthly. Restrictive covenants of the loan agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios (see
Note 4 of Notes to Consolidated Financial Statements). The revolving credit line and the term loan facilities mature in fiscal 2001 and fiscal 2002, respectively. A schedule of declining prepayment penalties applies in the event that the line of credit facility is paid prior to maturity.

         In connection with an acquisition in fiscal 1999, the Company issued a note to the seller for $328,253, which is subordinated to the Bank. Such debt is payable over a term of three years and bears interest at 10% per annum. The Company made capital expenditures of $908,000 in fiscal 1999 for leasehold improvements, computer software, equipment, and the addition and replacement of vehicles under capital leases. At February 28, 1999, the Company had placed orders for new production machinery for its manufacturing operations with an aggregate cost of approximately $200,000.

         The Company has approximately $31.5 million in tax loss carryforwards and $0.8 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future. Certain provisions of the Internal Revenue Code ("Code") regulate the amount of additional stock that the Company could issue without resulting in a change in ownership control, as defined in the Code. Should such a change in control be deemed to occur, the Company's ability to utilize its operating loss and tax credit carryforwards would be severely restricted.

         The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, existing debt service and expected capital expenditures. Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company's revolving credit facility may also be utilized to finance acquisitions. Although management has engaged in discussions with several potential lenders or investors, the Company has no commitment for additional financing and cannot predict whether or when any such additional financing may materialize. Management is also reviewing the suitability of several acquisition opportunities, but has not entered into definitive agreements to acquire any companies. The Company's ability to consummate a significant acquisition may be dependent upon obtaining additional financing.

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

Year 2000 Issue

         The Company has addressed its state of readiness to deal with the problem commonly known as the Year 2000 issue. With respect to its own information systems, the Company has installed an upgrade to its existing integrated application software such that the software is now fully Year 2000 compliant. One of the Company's subsidiaries does not utilize the Company's integrated software and has substantially completed testing for modifications to its computer programs that will accommodate Year 2000. Such modifications were accomplished by staff of the Company. The Company does not believe that it has a material exposure to Year 2000 issues in elements of its own operations other than its information systems, but management is continually updating its assessment of such elements. The costs incurred by the Company to date to achieve Year 2000 compliance have been less than $100,000 and have been expensed as incurred, and the Company does not expect to incur material future costs in connection with its ongoing efforts.

         The Company has informally discussed Year 2000 preparedness with its most significant suppliers and has obtained assurances that such suppliers do not expect any disruption in their ability to fulfill customer orders as a result of Year 2000 issues. To date, the Company has not undertaken an assessment of the Year 2000 preparedness of its customers. The Company does not have any interconnectivity with its customers' computer systems, and no customer represents more than 1% of consolidated sales. Management may initiate discussions during 1999 with its most significant customers concerning their Year 2000 preparedness, but does not believe that customers' lack of preparedness would have a material adverse effect on the Company's sales or results of operations.

         The Company has not developed a specific contingency plan to address a worst case scenario dealing with lack of Year 2000 preparedness. Although management is confident that the Company's own internal systems will be fully Year 2000 compliant, the Company's branch operations would be able to conduct business using manual systems for an indefinite period of time if the Company's automated information systems were unexpectedly disabled. Management believes that a Year 2000 contingency plan would principally address issues relating to the potential inability of suppliers, service providers or customers to satisfactorily address their own Year 2000 issues. The Company expects to continually assess the Year 2000 preparedness of such parties and, if circumstances dictate, may undertake specific contingency plans.

         While management believes that it has taken adequate steps to address the Year 2000 issue, there can be no assurance that the inability of either significant business partners or key parties that provide the country's business and public service infrastructure to adequately address the Year 2000 issue would not have a material adverse impact on the Company.

Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. It was effective in the first quarter of fiscal 1999 and its adoption had no impact on the Company's net income or shareholders' equity.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about a company's operating segments and related disclosures about products and services, geographic areas of operations and major customers. The Company adopted SFAS No. 131 effective March 1998. Management operates the business of the Company as a single segment.
As a result, no additional disclosure is required.

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's fiscal year 2001. This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of a derivative would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not historically used derivatives, and management does not believe that the adoption of SFAS No. 133 will have a material effect on earnings or the financial position of the Company.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company will adopt SOP 98-1 prospectively effective March 1, 1999. In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company will adopt SOP 98-5 on March 1, 1999. The Company believes that the adoption of these statements will not have a material effect on the Company's consolidated financial position or results of operations.

Safe Harbor Statement

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program, unusual weather conditions, the effects of competitive pricing and general economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At February 28, 1999 the Company had $15.3 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $153,000, or $.01 per diluted share, on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall cost as compared with fixed-rate borrowings.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       OF ACR GROUP, INC. AND SUBSIDIARIES


                                                                               Page
                                                                               ----
Report of Independent Auditors                                                  20


Consolidated balance sheets as of February 28, 1999 and 1998                    21


Consolidated statements of operations for the fiscal years
ended February 28, 1999, 1998 and 1997                                          23


Consolidated statements of shareholders' equity for the
fiscal years ended February 28, 1999, 1998 and 1997                             24


Consolidated statements of cash flows for the fiscal years
ended February 28, 1999, 1998 and 1997                                          25


Notes to Consolidated Financial Statements                                      27

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
ACR Group, Inc.


         We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 28, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                     ERNST & YOUNG LLP


Houston, Texas
April 23, 1999

                       ACR GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                       As of February 28, 1999 and 1998

                                    ASSETS


                                                  1999          1998
                                              -----------   -----------
Current assets:

Cash                                          $   129,581   $    90,000

Accounts receivable, net of allowance
   for doubtful accounts of $684,487 in
   1999 and $762,709 in 1998                   14,205,827    11,888,542

Inventory                                      18,449,176    16,962,351
Prepaid expenses and other                        437,860       611,873

Deferred income taxes                             487,000       487,000
                                              -----------   -----------
        Total current assets                   33,709,444    30,039,766
                                              -----------   -----------
Property and equipment, net of
   accumulated depreciation                     3,695,862     3,713,827

Deferred income taxes                             973,000       973,000

Goodwill, net of accumulated amortization
   of $476,583 in 1999 and $297,836 in 1998     6,239,953     5,962,700

Other assets                                      484,370       418,528
                                              -----------   -----------
        Total assets                          $45,102,629   $41,107,821
                                              ===========   ===========

                        ACR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        As of February 28, 1999 and 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                         1999            1998
                                                    ------------    ------------
Current liabilities:

   Current maturities of long-term debt             $  1,314,039    $  1,087,620

   Current maturities of capital lease
     obligations                                         236,179         249,445

   Accounts payable                                   14,955,698      14,009,495

   Accrued expenses and other liabilities              1,589,688       1,146,211
                                                    ------------    ------------
        Total current liabilities                     18,095,604      16,492,771
                                                    ------------    ------------
Long-term debt                                        17,394,032      16,282,153

Long-term capital lease obligations                      221,743         372,477
                                                    ------------    ------------
        Total liabilities                             35,711,379      33,147,401
                                                    ------------    ------------
Shareholders' equity:
   Preferred stock, $.01 par, authorized
     2,000,000 shares, none outstanding
   Common stock, $.01 par, authorized
     25,000,000 shares, issued and
     outstanding 10,659,303 shares in 1999
     and 10,634,017 shares in 1998                       106,593         106,340

   Additional paid-in capital                         41,684,697      41,669,200

   Accumulated deficit                               (32,400,040)    (33,815,120)
                                                    ------------    ------------
       Total shareholders' equity                      9,391,250       7,960,420
                                                    ------------    ------------
       Total liabilities and shareholders' equity   $ 45,102,629    $ 41,107,821
                                                    ============    ============



                   The accompanying notes are an integral part
                          of these financial statements

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Fiscal Years Ended February 28, 1999, 1998 and 1997


                                                   1999             1998             1997
                                               -------------    -------------    -------------
Sales                                          $ 117,886,777    $  96,164,148    $  78,371,020

Cost of sales                                     93,115,088       76,606,033       63,285,694
                                               -------------    -------------    -------------
Gross profit                                      24,771,689       19,558,115       15,085,326

Selling, general and administrative expenses     (21,494,841)     (17,819,076)     (13,859,797)

Commission income                                       --            155,380          290,919

Energy services income, net                           39,783          169,577          142,226
                                               -------------    -------------    -------------
Operating income                                   3,316,631        2,063,996        1,658,674

Interest expense                                  (2,036,484)      (1,686,830)        (925,409)

Other non-operating income                           288,178          193,319          153,238
                                               -------------    -------------    -------------
Income before income taxes                         1,568,325          570,485          886,503

Provision (benefit) for income taxes:
   Current                                           153,245           87,119          101,715
   Deferred                                             --           (420,000)        (360,000)
                                               -------------    -------------    -------------
Net income                                     $   1,415,080    $     903,366    $   1,144,788
                                               =============    =============    =============
Earnings per common share:

   basic                                       $         .13    $         .09    $         .11
                                               =============    =============    =============
   diluted                                     $         .12    $         .08    $         .10
                                               =============    =============    =============




                   The accompanying notes are an integral part
                          of these financial statements

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           For the Fiscal Years Ended February 28, 1999, 1998 and 1997



                                            No. of Shares                     Additional      Accumulated
                                               Issued         Par Value     Paid-In Capital      Deficit           Total
                                             ----------       ---------     ---------------   ------------      ----------
Balance, February 29, 1996                   10,246,555       $102,466       $41,427,020      ($35,863,274)     $5,666,212

   Shares issued as compensation                125,000          1,250           123,750                           125,000

   Issuance of warrant                                                            70,000                            70,000

   Net income                                                                                    1,144,788       1,144,788
                                             ----------       --------       -----------      ------------      ----------
Balance, February 28, 1997                   10,371,555        103,716        41,620,770       (34,718,486)      7,006,000

   Exercise of options                          262,462          2,624            (1,570)                            1,054

   Issuance of warrant                                                            50,000                            50,000

   Net income                                                                                      903,366         903,366
                                             ----------       --------       -----------      ------------      ----------
Balance, February 28, 1998                   10,634,017        106,340        41,669,200       (33,815,120)      7,960,420

   Exercise of options                           25,000            250            13,500                            13,750

   Exercise of warrant                              286              3                (3)                                0

   Issuance of warrant                                                             2,000                             2,000

   Net income                                                                                    1,415,080       1,415,080
                                             ----------       --------       -----------      ------------      ----------
Balance, February 28, 1999                   10,659,303       $106,593       $41,684,697      ($32,400,040)     $9,391,250
                                             ==========       ========       ===========      ============      ==========



                   The accompanying notes are an integral part
                          of these financial statements

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Fiscal Years Ended February 28, 1999, 1998 and 1997


                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Operating activities:
   Net income                                         $ 1,415,080    $   903,366    $ 1,144,788
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation                                       862,369        826,018        622,243
       Amortization                                       260,151        203,660         82,794
       Deferred income tax benefit                             --       (420,000)      (360,000)
       Stock issued as compensation                            --             --        125,000
       Issuance of warrants                                 2,000             --             --
       Provision for bad debts                            569,138        832,515        252,572
       Loss (gain) on sale of assets                          501           (455)          (798)
       Changes in operating assets and liabilities:
         Accounts receivables                          (2,793,371)    (1,931,772)    (1,772,188)
         Inventory                                     (1,275,954)      (913,528)    (3,673,165)
         Prepaid expenses and other assets                 30,673       (373,327)      (172,147)
         Accounts payable                                 877,713      2,163,174      1,521,117
         Accrued expenses and other liabilities           410,553        (20,937)       425,050
                                                      -----------    -----------    -----------
Net cash provided by (used in) operating activities       358,853      1,268,714     (1,804,734)
                                                      -----------    -----------    -----------

Investing activities:
   Acquisition of property and equipment                 (745,810)      (659,844)      (754,686)
   Acquisition of businesses, net of cash acquired       (383,847)    (4,314,882)      (895,651)
   Proceeds from disposition of assets                     77,424        270,683         42,951
                                                      -----------    -----------    -----------
Net cash used in investing activities                  (1,052,233)    (4,704,043)    (1,607,386)
                                                      -----------    -----------    -----------

Financing activities:
   Proceeds from longterm debt                          2,084,262      7,243,588      4,293,457
   Payments on longterm debt                           (1,365,051)    (4,132,012)      (816,800)
   Exercise of stock options                               13,750          1,054             --
                                                      -----------    -----------    -----------
Net cash provided by financing activities                 732,961      3,112,630      3,476,657
                                                      -----------    -----------    -----------
Net increase (decrease) in cash                            39,581       (322,699)        64,537

Cash at beginning of year                                  90,000        412,699        348,162
                                                      -----------    -----------    -----------
Cash at end of year                                   $   129,581    $    90,000    $   412,699
                                                      ===========    ===========    ===========


                                   (continued)

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Fiscal Years Ended February 28, 1999, 1998 and 1997


                                                  1999           1998           1997
                                                  ----           ----           ----
Schedule of noncash investing and financing
   activities:
   Acquisition of subsidiaries:
     Fair value of assets acquired            $   505,283    $ 5,740,545    $ 1,305,466
     Fair value of liabilities assumed           (111,283)    (4,099,618)       (66,932)
     Goodwill                                     456,000      3,389,970      1,241,426
     Notes payable to sellers                     328,253        762,903      1,166,662
   Purchase of property and equipment
     (net of cash):
     For notes payable                             63,540           --          250,000
     Under capital leases                          98,365        190,239        371,118
   Sale of assets for note receivable                --          201,136           --
Supplemental cash flow information:
   Interest paid                                2,043,789      1,499,458        917,373
   Federal income taxes paid                        5,900         21,300         22,000


                   The accompanying notes are an integral part
                          of these financial statements

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

Inventories

         Inventories are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale. The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. The cost of such inventory held in the bonded warehouses was $6,182,556 at February 28, 1999 and $8,048,017 at February 28, 1998.

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

                  Buildings                          20-40 years
                  Leasehold improvements             Primary term of the lease
                  Furniture and fixtures             5-7 years
                  Vehicles                           3-6 years
                  Other equipment                    3-10 years

Goodwill

         Goodwill represents the excess cost of companies acquired over the fair value of their tangible assets. Substantially all goodwill is being amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the discounted cash flows.

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

Stock-Based Compensation

         The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees".

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about a company's operating segments and related disclosures about products and services, geographic areas of operations and major customers. The Company adopted SFAS No. 131 effective March 1998. Management operates the business of the Company as a single segment.
As a result, no additional disclosure is required.

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's fiscal year 2001. This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of a derivative would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not historically used derivatives, and management does not believe that the adoption of SFAS No. 133 will have a material effect on earnings or the financial position of the Company.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company will adopt SOP 98-1 prospectively effective March 1, 1999. In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company will adopt SOP 98-5 on March 1, 1999. The Company believes that the adoption of these statements will not have a material effect on the Company's consolidated financial position or results of operations.

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

         In January 1999, the Company, through a wholly-owned subsidiary, entered into a Purchase Agreement pursuant to which it acquired all of the issued and outstanding capital stock of Beaumont A/C Supply, Inc. ("BACS"), a Texas corporation for $850,000. As consideration for the acquisition, the Company paid $521,747 cash and issued a promissory note for $328,253. The note shall be due and payable in 12 quarterly installments of principal and interest commencing March 31, 1999. The excess of the final purchase price over the estimated fair value of the net assets acquired was $456,000, which was recorded as goodwill. Pro forma results of operations relating to this acquisition are not presented because the effects of the acquisition would not be material.

        The acquisitions described above were accounted for using the purchase method of accounting, and the consolidated financial statements include the operating results from the respective dates of acquisition. Unaudited pro forma results of the Company's operations for the year ended February 28, 1998 as if the acquisition of CHS occurred as of the beginning of fiscal 1998, are as follows:


                                              1998
                                              ----
         Sales                          $105,633,688
         Net income                          993,846
         Earnings per common share:
           Basic                                0.10
           Diluted                              0.08

         These pro forma results are presented for comparative purposes only and include certain adjustments to give effect to interest expense on acquisition debt, amortization of goodwill and additional depreciation expense as a result of a step-up in the basis of fixed assets, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination occurred on March 1, 1997 or of future results of operations of the consolidated entities.

3  -     Property and Equipment

         Property and equipment consisted of the following at the end of
February:


                                          1999           1998
                                      -----------    -----------
Land                                  $   224,593    $   279,495
Building and leasehold improvements     1,654,758      1,473,339
Furniture and fixtures                    202,525        149,821
Vehicles                                1,530,580      1,507,782
Other equipment                         3,197,891      2,712,360
Energy management equipment               223,111        260,887
                                      -----------    -----------
                                        7,033,458      6,383,684
Less accumulated depreciation          (3,337,596)    (2,669,857)
                                      -----------    -----------
Net property and equipment            $ 3,695,862    $ 3,713,827
                                      ===========    ===========

         Capitalized lease assets of $1,171,694 and $1,183,086 together with accumulated amortization of $627,811 and $575,624 are included in property and equipment as of February 28, 1999 and 1998, respectively. Amortization expense is included with depreciation expense.

4  -     Debt

         Debt is summarized as follows at the end of February:


Revolving line of credit                     $ 14,579,715    $ 12,528,527
Notes payable  Catalyst Fund and affiliate      1,929,059       2,242,599
Notes payable to sellers of companies
   acquired (note 2)                            1,421,622       1,742,234
Real estate loan                                  323,820         350,400
Equipment term loan                               346,851         387,190
Other                                             107,004         118,823
                                             ------------    ------------
                                               18,708,071      17,369,773

Less current maturities                        (1,314,039)     (1,087,620)
                                             ------------    ------------
Longterm debt, less current maturities       $ 17,394,032    $ 16,282,153
                                             ============    ============

         The Company has a revolving line of credit arrangement with a commercial bank ("Bank") pursuant to which the Company may borrow up to $18 million, including up to $1 million for letters of credit. Borrowings under the facility bear interest, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3.00%, payable monthly. At February 28, 1999, the Company had elected the LIBOR interest option (7.97%) for $14 million of borrowings under the facility, with the balance at the prime rate option (8.25%). Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts. As of February 28, 1999, the Company's available credit under the facility was $1,798,757. Restrictive covenants of the loan agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. The revolving credit facility matures August 31, 2000. A schedule of declining prepayment penalties applies in the event of payment prior to maturity.

         In January 1998, the Company obtained loans aggregating $1.54 million from The Catalyst Fund, Ltd. ("Catalyst") and an affiliate of Catalyst to pay certain outstanding indebtedness to St. James Capital Partners, L.P. ("St. James") , and also borrowed $450,000 from Catalyst for an acquisition. The Company previously borrowed $1 million from Catalyst in 1993. Such borrowings all bear interest at 12 1/2% per annum, payable monthly, and have varying principal repayment schedules. The aggregate outstanding principal at February 28, 1999 is to be repaid in monthly installments of $30,000 from March through August 1999, $48,750 from September 1999 through August 2001, and $30,000 from September 2001 through January 2003. The Catalyst loans are all secured by the stock and operating assets of certain of the Company's subsidiaries and an assignment of proceeds from life insurance policies on the Company's President. Catalyst has subordinated its security interests to the Bank. In connection with the January 1998 loans, the Company granted Catalyst a warrant to purchase 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 28, 2003. The proceeds of the January 1998 loans were allocated between the debt and the warrant, resulting in a debt discount of $50,000, which is being amortized to expense over the term of the loan. In connection with the 1993 loan, the Company granted Catalyst a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $0.59 per share and, in connection with the amendment to the repayment schedule of the 1993 loan during fiscal 1998, the expiration date of the warrant was extended until February 28, 2003 (see Note 7). Covenants of the Company's loan agreement with Catalyst, which covers all of the Catalyst loans, prohibit dividends and restrict additional borrowings without Catalyst's consent, and also require the Company to maintain specified financial ratios.

         The notes payable to sellers include debt incurred in connection with five acquisitions from fiscal 1996 to fiscal 1999 and are payable in installments over terms of two to four years. Such notes bear interest at rates from prime plus 1/2% (8.25% at February 28, 1999) to 10%. Certain seller notes are secured by a first lien on certain production machinery and real property. All of the notes payable to sellers are subordinated to the Company's indebtedness to the Bank.

         The Company also has mortgage indebtedness to the Bank, which is secured by a deed of trust on both the land and building occupied by a branch facility in the Houston area. The note is being repaid in equal monthly principal installments of $2,400, plus interest at the prime rate plus 1%, with the unpaid principal balance due at maturity on April 30, 2000. The Company also has a term loan facility with the Bank under which the Company may borrow up to $500,000 for capital expenditures. Borrowings under the facility bear interest at the prime rate plus 1/2%. Principal is being repaid at $7,883 monthly, with the unpaid principal balance payable in full in 2002.

         Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

         Future maturities of debt are $1,314,039 in 2000, $16,177,505 in 2001,
$773,771 in 2002 and $442,756 in 2003.

5  -     Lease Commitments

         The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:


                                                             Capital lease
        Year ending February 28 or 29,                         payments
        ------------------------------                         --------
                    2000                                      $ 259,104
                    2001                                        161,833
                    2002                                         42,030
                    2003                                         18,120
                    2004                                          6,800
                                                              ---------
       Total minimum lease payments                             487,887
       Less amounts representing interest                       (29,965)
                                                              ---------
       Present value of future minimum lease payments           457,922
       Less current maturities of capital lease obligations    (236,179)
                                                              ---------
       Longterm obligations under capital leases              $ 221,743
                                                              =========

         Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations, and various office equipment and vehicles under non-cancelable operating lease agreements that expire at various dates through 2008. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company's lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are:
$2,646,951 in 2000, $2,343,517 in 2001, $1,657,997 in 2002, $1,190,697 in 2003,
$791,966 in 2004 and $1,432,371 after 2004.

         Rental expenses were $2,414,026, $1,800,350 and $1,292,999 in 1999,
1998 and 1997, respectively.

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

         The Company has not recorded a provision for income taxes other than alternative minimum taxes and state income taxes for fiscal years 1997 through 1999 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. Additionally, the Company determined in both fiscal 1998 and 1997 that further reductions in its deferred tax asset valuation allowance were appropriate given expectations of higher future taxable income from recently acquired businesses and, as a result, recorded additional tax benefits of $420,000 and $360,000 in fiscal 1998 and 1997, respectively. The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

\

                                               Year Ended February 28,
                                        -----------------------------------
                                          1999         1998         1997
                                        ---------    ---------    ---------
Tax at statutory rate                   $ 533,231    $ 193,965    $ 301,411
Increase (reduction) in tax expense
   resulting from:
   Change in valuation allowance         (588,631)    (650,299)    (668,578)
   Nondeductible expenses                  61,288       57,868       48,725
   Other                                  147,357       65,585       60,157
                                        ---------    ---------    ---------
Actual income tax provision (benefit)   $ 153,245    $(332,881)   $(258,285)
                                        =========    =========    =========

         As of February 28, 1999 and 1998, the Company had net operating loss carryforwards of $31.5 million and $32.8 million, respectively, which are available to offset future taxable income, substantially all of such carryforwards will expire from 2000 to 2003. In addition, as of February 28, 1999 and February 28, 1998, the Company has investment and research and development tax credit carryforwards of approximately $0.8 million and $1.1 million, respectively which expire in fiscal 2000. For financial reporting purposes, the Company has recognized a valuation allowance of $10.6 million and $11.2 million as of February 28, 1999 and February 28, 1998, respectively, to offset the deferred tax assets related primarily to the loss carryforward and the credit carryforwards. The decrease in the valuation allowance for fiscal 1997, 1998 and 1999 was principally due to the recognition of net operating loss carryforwards which had previously not been recognized. There are no other significant components of the Company's deferred tax assets and liabilities as of February 28, 1999.

7  -     Stock Option Agreements and Equity Transactions

         Pursuant to an employment contract that expired February 28, 1998, the President of the Company was granted 125,000 shares of the Company's common stock ("Stock"), valued at $125,000, during fiscal 1997. In addition, he received options to purchase 125,000 shares of Stock which are presently exercisable at prices from $0.76 to $2.81 per share and expire from May 1999 to June 2002. During fiscal 1998, the President exercised options for 8,437 shares at $.13 per share and 325,000 shares at $0.49 per share in a cashless exercise that resulted in the issuance of 254,025 shares of Stock. Effective March 1, 1998, both the President and the Chief Financial Officer of the Company entered into employment contracts that expire February 28, 2002, and in connection therewith, were granted options to purchase 300,000 and 100,000 shares of Stock, respectively, at $2.24 per share. Such options will vest on March 1, 2006. The option agreements further provide for accelerated vesting if the market price of Stock, as defined in the agreements, reaches specified levels prior to the stated vesting date.

         In connection with its financing provided to the Company, St. James Capital Partners, L.P. ("St. James") received a warrant to acquire 280,000 shares of the Company's common stock at an exercise price of $1.625 per share, exercisable at any time before January 2002. 1,325 shares were purchased in a cashless exercise in May 1998, which resulted in the issuance of 286 shares of Stock. In connection with its loan to the Company, the Catalyst Fund, Ltd. ("Catalyst") received a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $.59 per share, exercisable at any time before February 2003. See Note 4. During 1997, Catalyst sold 250,000 of such warrants to St. James. In connection with a January 1998 loan to the Company (see Note 4) Catalyst and an affiliate received warrants to purchase an aggregate of 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 2003. Certain of these warrants outstanding, pursuant to which 1,175,000 shares of common stock may be acquired, contain a put option under certain limited circumstances. The features enabling the holder to exercise the put option are either within management's control or, at the Company's option, provide for a net cash or net share (non-redeemable preferred shares with a defined coupon rate) settlement.

         During fiscal 1999, the Company engaged Magnum Financial Group, L.L.C. ("Magnum") to promote interest in the Company's equity securities. In connection with these activities, Magnum received warrants to acquire 75,000 shares of the Company's common stock with exercise prices for 25,000 shares each at $2.50, $3.00 and $3.50 per share. The warrants are immediately vested and can be exercised at any time before December 2001. The weighted average fair value of the warrants at the date of grant was approximately $.19 per share and is being recognized as compensation expense over the service period.

         In fiscal 1997, the Company established the 1996 Stock Option Plan for key employees and directors of the Company and its subsidiaries. The plan provides for granting up to 500,000 non-qualified and/or incentive stock options. 134,500 options were granted in fiscal 1998 (none in fiscal year 1997 or 1999) of which 19,500 expired in fiscal 1999, and 385,000 shares of common stock were available for future grants at February 28, 1999. Options granted under the plan are immediately vested. In March 1999, the Company granted 141,500 options at an exercise price of $1.50 per share.

         A summary of the Company's stock option activity and related information follows:

                                                              Year Ended February 28,
                                    --------------------------------------------------------------------------
                                            1999                       1998                      1997
                                    ---------------------   ------------------------      --------------------
                                                 Weighted                  Weighted                  Weighted
                                                  Average                   Average                   Average
                                                 Exercise                  Exercise                  Exercise
                                    Options       Price        Options      Price         Options     Price
                                    -------    ----------   ----------    ----------      -------   ----------
Outstanding  beginning of year      299,500    $     1.96      423,437    $     0.53      423,437   $     0.53
     Granted                        410,000          2.24      209,500          2.51         --           --
     Exercised                      (25,000)         0.55     (333,437)         0.48         --           --
     Forfeited                      (29,500)         2.29         --            --           --           --
                                   --------                 ----------                    -------
Outstanding  end of year            655,000          2.18      299,500          1.96      423,437         0.53
Exercisable  end of year            201,667          1.96      200,000          1.69      423,437         0.53
Weighted average fair value of
   options granted during year     $   1.58                 $     1.38                       --



65,000 and 190,000 options outstanding at February 28, 1999 have a weighted average exercise price of $.75 and $2.53 per share with ranges from $.70 to $.77 and $1.88 to $2.81 per share. These options have a weighted average contractual life remaining of less than one year and 3.5 years. 400,000 options outstanding at February 28, 1999 have a weighted average exercise price of $2.24 per share and a weighted average contractual life remaining of 6.9 years.

         Pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during fiscal 1999 and 1998, the following assumptions were used:

         -       Expected life of 5 to 8 years
         -       No expected dividend yield
         - Expected volatility of .649 in fiscal 1999 and .622 in fiscal 1998
         -       Risk-free interest rate of 5.0%

         The Company's pro forma information follows:


                                                 Year Ended February 28,
                                       -------------------------------------------
                                         1999           1998             1997
                                       -----------    -----------    -------------
Net income under APB 25                $ 1,415,080    $   903,366    $   1,144,788
Effect of FASB 123                        (130,836)      (164,879)            --
                                       -----------    -----------    -------------
Pro forma net income                     1,284,244        738,487        1,144,788
Pro forma basic earnings per share     $      0.12    $      0.07    $        0.11
Pro forma diluted earnings per share   $      0.11    $      0.06    $        0.10



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

         The Company has a qualified profit sharing plan ("Plan") under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant's contributions, not to exceed 3% of each participant's compensation. Company contributions to the Plan were $171,786, $138,416 and $111,609 for fiscal 1999, 1998 and 1997, respectively.

9  -  Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share:


                                                    Year Ended February 28,
                                             ---------------------------------------
                                                 1999          1998          1997
                                             -----------   -----------   -----------
Numerator:
Net income                                   $ 1,415,080   $   903,366   $ 1,144,788
Numerator for basic and diluted earnings
   per share income available to common
   stockholders                              $ 1,415,080   $   903,366   $ 1,144,788
                                             ===========   ===========   ===========

Denominator:
Denominator for basic earnings per share
   weighted average shares                    10,637,123    10,376,886    10,309,055


Effect of dilutive securities:
   Employee stock options                         49,245       268,842       211,674
   Warrants                                      665,431       912,280       434,809
   Convertible debt                                    -       452,483             -
                                             -----------   -----------   -----------
Dilutive potential common shares                 714,676     1,633,605       646,483
                                             -----------   -----------   -----------
Denominator for diluted earnings per share
   adjusted weighted average shares and
   assumed conversions                        11,351,799    12,010,491    10,955,538
                                             ===========   ===========   ===========
Basic earnings per share                     $       .13   $       .09   $       .11
                                             ===========   ===========   ===========
Dilutive earnings per share                  $       .12   $       .08   $       .10
                                             ===========   ===========   ===========

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



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)   Financial Statements included in Item 8.

                  See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.


(a)(2)   Index to Financial Statement Schedules included in Item 14.

                  The following financial statement schedule for the years ended February 28, 1999, 1998 and 1997 is included in this report:

         Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


(a)(3)   Exhibits

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for fiscal year ended June 30, 1991 (referred to as "1991 10-K"), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as "1993 10-K"), or (c) Form S-8 Registration Statement under the 1933 Act for Registrant, Registration No. 333-16325 filed November 18, 1996 (referred to as "RS 333-16325"), or (d) Current Report on Form 8-K dated January 24, 1997, or (e) Annual Report on Form 10-K for fiscal year ended February 28, 1997 (referred to as "1997 10-K"), or (f) Form 10-Q for quarter ended August 31, 1997 (referred to as "August 31, 1997 10-Q"), or (g) Annual Report on Form 10-K for fiscal year ended February 28, 1998 (referred to as "1998 10-K").


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

      * 3.2        Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

      * 3.3        Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

      * 3.4        Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993 10-K)

      * 4.1        Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit 4.1 to 1993
                   10-K)

      *10.1        Employment Agreement between the Company and Alex Trevino, Jr. dated as of
                   March 1, 1998 (Exhibit 10.1 to 1998 10-K)

      *10.2        Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of
                   March 1, 1998 (Exhibit 10.2 to 1998 10-K)

      *10.3        Employment Agreement between the Company and Anthony R. Maresca dated as of
                   March 1, 1998 (Exhibit 10.3 to 1998 10-K)

      *10.4        Stock Option Agreement between the Company and Anthony R. Maresca dated as of
                   March 1, 1998 (Exhibit 10.4 to 1998 10-K)

      *10.5        Registration Rights Agreement by and between the Company,  Alex Trevino, Jr.
                   and Anthony R. Maresca (Exhibit 10.5 to 1998 10-K)

      *10.6        Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company,
                   ACR Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply,
                   Inc., as Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)


      *10.7        First Amendment to Note Agreement by and among The Catalyst Fund, Ltd., the
                   Company, ACR Supply, Inc., Total Supply, Inc. f/k/a Fabricated Systems, Inc.,
                   Heating and Cooling Supply, Inc. and West Coast HVAC Supply,  Inc., dated as of
                   April 14, 1997 (Exhibit 10.7 to 1998 10-K)

      *10.8        Second Amendment and Restated Note Agreement by and between the Company, all subsidiaries of the Company, The Catalyst Fund, Ltd., and Southwest/Catalyst Capital,
                   Ltd., dated as of January 28, 1998 (Exhibit 10.8 to 1998 10-K)

      *10.9        Warrant for the Purchase of 750,000 Shares of Common Stock of the Company
                   issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.9 to 1998
                   10-K)

      *10.10       Warrant for the Purchase of 50,000 Shares of Common Stock of the Company
                   issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit  10.10 to
                   1998 10-K)

      *10.11       Warrant for the Purchase of 125,000 Shares of Common Stock of the Company
                   issued to Southwest/Catalyst Capital, Ltd. dated January 28, 1998 (Exhibit
                   10.11 to 1998 10-K)

      *10.12       Registration Rights Agreement between The Catalyst Fund, Ltd.and the Company dated as of January 28, 1998 (Exhibit 10.12 to 1998 10-K)

      *10.13       Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the
                   Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

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

       21.1        Subsidiaries of the Company

       23.1        Consent of Independent Auditors

       27.1        Financial Data Schedule

(b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the period from December 1, 1998 to February 28, 1999.

(c)      Exhibits
                  See Item 14(a)(3), above.

(d)      Financial Statement Schedule

                                                                     SCHEDULE II


                        ACR GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

           For the Fiscal Years Ended February 28, 1999, 1998 and 1997


                                                                        Additions
                                                               --------------------------
                                              Balance at       Charged to      Charged to                        Balance at
                                              beginning        costs and          other                            end of
              Description                     of period         expenses        accounts        Deductions         period
              -----------                     ---------        ---------        ---------       ----------         ------
Year ended February 28, 1999:

   Allowance for doubtful accounts:
     Accounts receivable                      $762,709         $569,138           $9,931 (2)    $657,291 (1)      $684,487

Year ended February 28, 1998:

   Allowance for doubtful accounts:
     Accounts receivable                       584,024          832,515          108,355 (2)     762,185 (1)       762,709

Year ended February 28, 1997:

   Allowance for doubtful accounts:
     Accounts receivable                       459,501          252,572           25,000 (2)     153,049 (1)       584,024


(1) Accounts/notes and related allowance written off.
(2) Allowance related to accounts receivable of acquired companies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACR GROUP, INC.


Date:  May 28, 1999                     By:   /s/ Anthony R. Maresca
                                              ---------------------------------
                                              Anthony R. Maresca
                                              Senior Vice President and
                                              Chief Financial Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature
/s/ Alex Trevino, Jr.                     Chairman of the Board,                  May 21, 1999
----------------------------              President and
Alex Trevino, Jr.                         Chief Executive Officer
                                          (Principal executive officer)


/s/ Anthony R. Maresca                    Senior Vice President,                  May 25, 1999
----------------------------              Chief Financial Officer
Anthony R. Maresca                        and Director
                                          (Principal financial and
                                          accounting officer)


/s/ Ronald T. Nixon                       Director                                May 20, 1999
----------------------------
Ronald T. Nixon



/s/ Roland H. St. Cyr                     Director                                May 20, 1999
----------------------------
Roland H.  St. Cyr


/s/ A. Stephen Trevino                    Director                                May 24, 1999
----------------------------
A.  Stephen Trevino

                                 EXHIBIT INDEX


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

      * 3.2        Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

      * 3.3        Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

      * 3.4        Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993 10-K)

      * 4.1        Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit 4.1 to 1993
                   10-K)

      *10.1        Employment Agreement between the Company and Alex Trevino, Jr. dated as of
                   March 1, 1998 (Exhibit 10.1 to 1998 10-K)

      *10.2        Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of
                   March 1, 1998 (Exhibit 10.2 to 1998 10-K)

      *10.3        Employment Agreement between the Company and Anthony R. Maresca dated as of
                   March 1, 1998 (Exhibit 10.3 to 1998 10-K)

      *10.4        Stock Option Agreement between the Company and Anthony R. Maresca dated as of
                   March 1, 1998 (Exhibit 10.4 to 1998 10-K)

      *10.5        Registration Rights Agreement by and between the Company,  Alex Trevino, Jr.
                   and Anthony R. Maresca (Exhibit 10.5 to 1998 10-K)

      *10.6        Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company,
                   ACR Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply,
                   Inc., as Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)


      *10.7        First Amendment to Note Agreement by and among The Catalyst Fund, Ltd., the
                   Company, ACR Supply, Inc., Total Supply, Inc. f/k/a Fabricated Systems, Inc.,
                   Heating and Cooling Supply, Inc. and West Coast HVAC Supply,  Inc., dated as of
                   April 14, 1997 (Exhibit 10.7 to 1998 10-K)

      *10.8        Second Amendment and Restated Note Agreement by and between the Company, all subsidiaries of the Company, The Catalyst Fund, Ltd., and Southwest/Catalyst Capital,
                   Ltd., dated as of January 28, 1998 (Exhibit 10.8 to 1998 10-K)

      *10.9        Warrant for the Purchase of 750,000 Shares of Common Stock of the Company
                   issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.9 to 1998
                   10-K)

      *10.10       Warrant for the Purchase of 50,000 Shares of Common Stock of the Company
                   issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit  10.10 to
                   1998 10-K)

      *10.11       Warrant for the Purchase of 125,000 Shares of Common Stock of the Company
                   issued to Southwest/Catalyst Capital, Ltd. dated January 28, 1998 (Exhibit
                   10.11 to 1998 10-K)

      *10.12       Registration Rights Agreement between The Catalyst Fund, Ltd.and the Company dated as of January 28, 1998 (Exhibit 10.12 to 1998 10-K)

      *10.13       Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the
                   Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

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

       21.1        Subsidiaries of the Company

       23.1        Consent of Independent Auditors

       27.1        Financial Data Schedule

(b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the period from December 1, 1998 to February 28, 1999.

(c)      Exhibits

                  See Item 14(a)(3), above.

(d)      Financial Statement Schedule