Form 10-Q
period 1999-05-31
ACR GROUP INC
filed 1999-07-15
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                         Commission file number 0-12490


                                 ACR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                           74-2008473
---------------------------------                          -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas                   77042
----------------------------------------------                 ----------
(Address of principal executive offices)                       (Zip Code)

                                 (713) 780-8532
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Shares of Common Stock outstanding at June 30, 1999 - 10,670,634.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              May 31,         February 28,
                                                                1999             1999
                                                            ------------      ------------
                                                            (Unaudited)
Current assets:
   Cash                                                     $    131,040      $    129,581
   Accounts receivable, net                                   17,157,248        14,205,827
   Inventory                                                  20,497,712        18,449,176
   Prepaid expenses and other                                    409,226           437,860
   Deferred income taxes                                         487,000           487,000
                                                            ------------      ------------

                  Total current assets                        38,682,226        33,709,444
                                                            ------------      ------------

Property and equipment, net of accumulated
   depreciation                                                3,850,443         3,695,862
Deferred income taxes                                            973,000           973,000
Goodwill, net of accumulated amortization                      6,185,767         6,239,953
Other assets                                                     428,313           484,370
                                                            ------------      ------------

                                                            $ 50,119,749      $ 45,102,629
                                                            ============      ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
      and capital lease obligations                         $  1,638,874      $  1,550,218
   Accounts payable                                           18,648,905        14,955,698
   Accrued expenses and other liabilities                      1,631,212         1,589,688
                                                            ------------      ------------

                  Total current liabilities                   21,918,991        18,095,604

Long-term debt and capital lease obligations,
   less current maturities                                    18,154,563        17,615,775
                                                            ------------      ------------

                  Total liabilities                           40,073,554        35,711,379
                                                            ------------      ------------

Shareholders' equity:
   Common stock                                                  106,593           106,593
   Additional paid-in capital                                 41,687,697        41,684,697
   Accumulated deficit                                       (31,748,095)      (32,400,040)
                                                            ------------      ------------

                  Total shareholders' equity                  10,046,195         9,391,250
                                                            ------------      ------------

                                                            $ 50,119,749      $ 45,102,629
                                                            ============      ============


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three months ended
                                                           May 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
Sales                                            $ 33,205,918      $ 28,151,734
Cost of sales                                      26,010,335        22,334,003
                                                 ------------      ------------

Gross profit                                        7,195,583         5,817,731

Selling, general and administrative expenses       (6,071,758)       (4,990,257)
Other operating income (expense)                       (8,006)           40,977
                                                 ------------      ------------

Operating income                                    1,115,819           868,451

Interest expense                                     (491,941)         (502,204)
Other non-operating income                             87,397            48,971
                                                 ------------      ------------

Income before income taxes                            711,275           415,218
Provision for income taxes                             59,330            30,700
                                                 ------------      ------------

Net income                                       $    651,945      $    384,518
                                                 ============      ============

Weighted average shares outstanding:
  Basic                                            10,659,303        10,634,067
  Diluted                                          11,270,000        11,497,101

Earnings per common share:
  Basic                                          $        .06      $        .04
  Diluted                                                 .06               .03

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three months ended
                                                                  May 31,
                                                        ----------------------------
                                                           1999             1998
                                                        -----------      -----------
Operating activities:
   Net income                                           $   651,945      $   384,518
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                         290,580          286,078
      Other                                                  (5,543)          40,000
      Changes in operating assets and liabilities:
         Accounts receivable                             (2,949,423)      (3,712,983)
         Inventory                                       (2,048,536)        (625,969)
         Prepaid expense and other assets                    65,294          (49,901)
         Accounts payable                                 3,693,209        3,973,435
         Accrued expenses and other liabilities              41,523          430,093
                                                        -----------      -----------

Net cash provided by (used in) operating activities        (260,951)         725,271
                                                        -----------      -----------

Investing activities:
   Acquisition of property and equipment                   (349,303)        (249,399)
   Proceeds from disposition of assets                        2,500               --
                                                        -----------      -----------

Net cash used in investing activities                      (346,803)        (249,399)
                                                        -----------      -----------

Financing activities:
   Net borrowings (repayments) on revolving
      credit facility                                       882,211          (63,632)
   Payment of other long-term debt                         (272,998)        (388,688)
                                                        -----------      -----------

Net cash provided by (used in) financing activities         609,213         (452,320)
                                                        -----------      -----------

Net increase in cash                                          1,459           23,552
Cash at beginning of year                                   129,581           90,000
                                                        -----------      -----------

Cash at end of period                                   $   131,040      $   113,552
                                                        ===========      ===========

Schedule of non-cash investing and
   financing activities:
   Acquisition of subsidiaries:
   Purchase of equipment under capital
      leases (net of cash paid)                             119,130               --


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1  -     Basis of Presentation

         The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended May 31, 1999 is not necessarily indicative of the results to be expected for the full year.

         Substantially all inventories represent finished goods held for sale.

2  -     Contingent Liabilities

         The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of May 31, 1999, the cost of such inventory held in the bonded warehouses was $7,533,831.

         The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. The Company believes that substantially all consigned merchandise will be sold in the ordinary course of business before any purchase obligation is incurred.

3 -      Income Taxes

         The provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

4 -      Recently Issued Accounting Standards

         In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. In 1998, AcSEC also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-1 and SOP 98-5 on March 1, 1999. The adoption of these statements had no effect on the Company's consolidated financial position or results of operations.

5 -      Earnings per Share


         The following table sets forth the computation of basic and diluted earnings per share:



                                                 Three Months Ended May 31,
                                                 ---------------------------
                                                     1999            1998
                                                 -----------     -----------
Numerator:

Net income                                       $   651,945     $   384,518

Numerator for basic and diluted earnings
   per share - income available to common
   stockholders                                  $   651,945     $   384,518
                                                 ===========     ===========

Denominator:

Denominator for basic earnings per share -
   weighted average shares                        10,659,303      10,634,067

Effect of dilutive securities:

   Employee stock options                             30,327          65,129

   Warrants                                          580,370         797,905
                                                 -----------     -----------


Dilutive potential common shares                     610,697         863,034
                                                 -----------     -----------

Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                            11,270,000      11,497,101
                                                 ===========     ===========

Basic earnings per share                         $       .06     $       .04

Dilutive earnings per share                      $       .06     $       .03
                                                 ===========     ===========

                        ACR GROUP, INC. AND SUBSIDIARIES

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three-Month Periods Ended May 31, 1999 and May 31, 1998

         Net income increased to $651,945 in the quarter ended May 31, 1999 (fiscal 2000) from $384,518 in the quarter ended May 31, 1998 (fiscal 1999), an increase of 70%. The improvement in results of operations in fiscal 2000 was generally attributable to a significant increase in same store sales and an increase in the Company's gross margin percentage.

         Consolidated sales increased 18% in the quarter ended May 31, 1999, compared to the same quarter of the previous fiscal year. Same store sales for 33 branches open for more than one year at the beginning of the quarter increased 19% in the quarter ended May 31, 1999, compared to an increase of 13% in same store sales in the quarter ended May 31, 1998. The increase in same store sales in fiscal 2000 exceeded the increase in consolidated sales over the previous year because of two stores that were closed after the first quarter of fiscal 1999. In the first quarter of fiscal 2000, the growth in sales was particularly strong at the Company's operations in Texas and in the western U.S. Weather conditions in the first quarter affected comparative sales, as conditions creating demand for air conditioning products were more prevalent in March and April 1999, compared to 1998. Such comparatively advantageous weather conditions dissipated in May, however, compared to May 1998, when dry weather and unusually warm temperatures in Texas and the southeastern U.S. resulted in high demand for air conditioning products.

         The Company's gross margin percentage on sales was 21.7% for the quarter ended May 31, 1999, compared to 20.7% in 1998. The higher gross margin percentage in 1999 was a result of proactive, ongoing efforts to both refine customer pricing strategies and reduce the net purchase cost of a significant portion of inventories through national buying arrangements. In addition, the Company's sheet metal fabrication operation benefited by reductions in commodity steel prices while maintaining its sale prices of finished goods.

         Selling, general and administrative ("SG&A") expenses increased 22% in the quarter ended May 31, 1999 compared to the same quarter of 1998, because of the costs associated with new branch operations and personnel employed to support the Company's internal growth goals. Expressed as a percentage of sales, SG&A expenses increased from 17.7% in 1998 to 18.3% in 1999, which increase was consistent with management's expectations.

         Other operating income declined from 1998 to 1999 because of an interruption in billings to the Company's remaining energy services customer. The Company has continued to provide a minimal level of service, while management negotiates with the customer to either resume normal services and billings or terminate the relationship. The customer remains partially dependent on the Company for the proper operation of its HVACR systems.

         Interest expense declined 2% from 1998 to 1999 as a result of lower interest rates on the Company's variable rate debt. As a percentage of sales, interest expense has declined from 1.78% in 1998 to 1.48% in 1999, as the Company has used internally generated cash flow to support much of the working capital required to support the growth in sales volume. Other operating income, which consists primarily of finance charge collections, increased 78% from 1998 to 1999, as the Company continued to more assertively enforce this element of its credit policy to accelerate collection of receivables.

         The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Liquidity and Capital Resources

         Current assets increased 15% from February 28, 1999 to May 31, 1999, compared to a 14% increase during the same period in 1998. Gross accounts receivable represented 48 days of gross sales as of May 31, 1999, compared to 50 days of gross sales at May 31, 1998, reflecting positive results from collection efforts. The increase in inventory from the end of fiscal 1999 is customary as the Company plans its stocking levels for expected second quarter sales, which are greater than any other fiscal quarter. Inventory from the end of February to the end of May increased by 11% in 1999, compared to 4% in 1998, as a result of May 1999 sales falling short of expectations.

         The Company has credit facilities with a commercial bank ("Bank") which include an $18 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At May 31, 1999, the Company had available credit of $1.4 million and $180,000 under the revolving credit line and the term loan facility, respectively. At May 31, 1999, $14 million of the outstanding balance on the revolving credit line bears interest at LIBOR plus 3.00%, with the remainder of the revolving credit line and the outstanding balance on the term loan facility bearing interest at the Bank's prime rate plus 1/2%. The Company was not in compliance with a financial covenant under its revolving credit facility during the quarter ended May 31, 1999. The Bank has waived such non-compliance through the end of June 1999 and amended the relevant covenant for periods thereafter.

         Management believes that cash flows from operations and the borrowing availability under the revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, existing debt service and expected capital expenditures.

         Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company's revolving credit facility may also be utilized to finance acquisitions. Although management has engaged in discussions with several potential investors or lenders, the Company has no commitment for additional financing and cannot predict whether such financing would be available on acceptable terms or when such additional financing may materialize. Management is also reviewing the suitability of several acquisition opportunities, but has not entered into letters of intent to acquire any companies. The Company's ability to consummate a significant acquisition would be dependent upon obtaining additional financing.

         The Company has approximately $31 million in tax loss carryforwards and $0.8 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

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

Year 2000 Issue

         The Company has addressed its state of readiness to deal with the problem commonly known as the Year 2000 issue. With respect to its own information systems, the Company has installed an upgrade to its existing integrated application software such that the software is now fully Year 2000 compliant. One of the Company's subsidiaries does not utilize the Company's integrated software and has substantially completed testing modifications to its programs that will accommodate Year 2000. Such modifications were accomplished by staff of the Company. The Company does not believe that it has a material exposure to Year 2000 in elements of its own operations other than its information systems, but management is continually updating its assessment of such elements. The costs incurred by the Company to date to achieve Year 2000 compliance have been less than $100,000 and have been expensed as incurred, and the Company does not expect to incur material future costs in connection with its ongoing efforts.

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

         The Company has not developed a specific contingency plan to address a worst case scenario dealing with lack of Year 2000 preparedness. Although management is confident that the Company's own internal systems will be fully Year 2000 compliant, the Company's branch operations would be able to conduct business using manual systems for an indefinite period of time if the Company's automated information systems were unexpectedly disabled. Management believes that a Year 2000 contingency plan would principally address issues relating to the potential inability of suppliers, service providers or customers to resolve their Year 2000 issues. The Company expects to continually assess the Year 2000 preparedness of such parties and, if circumstances dictate, may undertake specific contingency plans.

         While management believes that it has taken adequate steps to address the Year 2000 issue, there can be no assurance that the inability of either significant business partners or key parties that provide the country's business and public service infrastructure to address adequately the Year 2000 issue would not have a material adverse impact on the Company.

Recently Issued Accounting Standards

         In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. In 1998, AcSEC also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-1 and SOP 98-5 on

March 1, 1999. The adoption of these statements had no effect on the Company's consolidated financial position or results of operations.

Safe Harbor Statement

   This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws. In addition to other factors and matters discussed elsewhere herein, the following are important matters that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program, unusual weather conditions, the effects of competitive pricing and general economic factors.



ITEM 3. -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At May 31, 1999 the Company had $16.3 million outstanding under its senior credit facility. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall costs as compared with fixed-rate borrowings.

                          PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27.  Financial Data Schedule

(b)      Reports on Form 8-K.  None.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ACR GROUP, INC.





        July 15, 1999                             /s/ Anthony R. Maresca
-----------------------------                     -----------------------------
Date                                              Anthony R. Maresca
                                                  Senior Vice-President and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27                       Financial Data Schedule