Form 10-Q
period 1999-08-31
ACR GROUP INC
filed 1999-10-15
CIK 711307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________


                        Commission file number 0-12490


                                ACR GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Texas                                        74-2008473
---------------------------------               --------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas                77042
----------------------------------------------  --------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (713) 780-8532
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.                                       Yes   X    No _____
                                                                -----


Shares of Common Stock outstanding at September 30, 1999 - 10,670,634.

                        PART I - FINANCIAL INFORMATION

Item 1. -      Financial Statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  August 31,    February 28,
                                                     1999           1999
                                                 -------------  -------------
                                                  (Unaudited)
Current assets:
 Cash                                            $    130,030   $    129,581
 Accounts receivable, net                          18,050,640     14,205,827
 Inventory                                         18,290,752     18,449,176
 Prepaid expenses and other                           425,037        437,860
 Deferred income taxes                                487,000        487,000
                                                 ------------   ------------

   Total current assets                            37,383,459     33,709,444
                                                 ------------   ------------

Property and equipment, net of accumulated
 depreciation                                       3,783,902      3,695,862
Deferred income taxes                                 973,000        973,000
Goodwill, net of accumulated amortization           6,131,580      6,239,953
Other assets                                          379,970        484,370
                                                 ------------   ------------

                                                 $ 48,651,911   $ 45,102,629
                                                 ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt
  and capital lease obligations                  $  1,945,957   $  1,550,218
 Accounts payable                                  16,234,296     14,955,698
 Accrued expenses and other liabilities             2,175,120      1,589,688
                                                 ------------   ------------

   Total current liabilities                       20,355,373     18,095,604

Long-term debt and capital lease obligations,
 less current maturities                           16,633,016     17,615,775
                                                 ------------   ------------

   Total liabilities                               36,988,389     35,711,379
                                                 ------------   ------------

Shareholders' equity:
 Common stock                                         106,706        106,593
 Additional paid-in capital                        41,690,584     41,684,697
 Accumulated deficit                              (30,133,768)   (32,400,040)
                                                 ------------   ------------

   Total shareholders' equity                      11,663,522      9,391,250
                                                 ------------   ------------

                                                 $ 48,651,911   $ 45,102,629
                                                 ============   ============

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Six months ended              Three months ended
                                             August 31,                      August 31,
                                      --------------------------     --------------------------
                                         1999           1998             1999           1998
                                      -----------   ------------     ------------   -----------
Sales                                 $71,313,108   $ 64,994,434     $ 38,107,190   $36,842,700
Cost of sales                          55,839,791     51,667,113       29,829,456    29,333,110
                                      -----------   ------------     ------------   -----------

Gross profit                           15,473,317     13,327,321        8,277,734     7,509,590

Selling, general and
  administrative expenses             (12,226,854)   (10,703,963)      (6,155,096)   (5,713,706)
Other operating income (expense)          (15,618)        47,171           (7,612)        6,194
                                      -----------   ------------     ------------   -----------

Operating income                        3,230,845      2,670,529        2,115,026     1,802,078

Interest expense                         (992,912)    (1,024,319)        (500,971)     (522,115)
Other non-operating income                186,279        106,262           98,882        57,291
                                      -----------   ------------     ------------   -----------

Income before income taxes              2,424,212      1,752,472        1,712,937     1,337,254
Provision for income taxes                157,940        100,600           98,610        69,900
                                      -----------   ------------     ------------   -----------

Net income                            $ 2,266,272   $  1,651,872     $  1,614,327   $ 1,267,354
                                      ===========   ============     ============   ===========

Weighted average shares
  outstanding:
  Basic                                10,664,969     10,634,185       10,670,634    10,634,303
  Diluted                              11,281,084     11,449,674       11,292,167    11,402,246

Earnings per common share:
  Basic                               $       .21   $        .16     $        .15   $       .12
  Diluted                                     .20            .14              .14           .11

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Six months ended
                                                                August 31,
                                                         -------------------------
                                                            1999           1998
                                                         -----------   -----------
Operating activities:
 Net income                                              $ 2,266,272   $ 1,651,872
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                             584,160       564,695
   Other                                                       2,603        57,976
   Changes in operating assets and liabilities:
     Accounts receivable                                  (3,839,600)   (4,430,568)
     Inventory                                               158,424    (1,322,858)
     Prepaid expense and other assets                         75,778       156,436
     Accounts payable                                      1,278,599     5,247,903
     Accrued expenses and other liabilities                  585,431       416,033
                                                         -----------   -----------

Net cash provided by operating activities                  1,111,667     2,341,489
                                                         -----------   -----------

Investing activities:
 Acquisition of property and equipment                      (502,988)     (333,898)
 Proceeds from disposition of assets                          15,539        63,050
                                                         -----------   -----------

Net cash used in investing activities                       (487,449)     (270,848)
                                                         -----------   -----------

Financing activities:
 Net borrowings (repayments) on revolving credit
  facility                                                   315,110      (956,747)
 Payment of other long-term debt                            (938,879)   (1,107,096)
                                                         -----------   -----------

Net cash used in financing activities                       (623,769)   (2,063,843)
                                                         -----------   -----------

Net increase in cash                                             449         6,798
Cash at beginning of year                                    129,581        90,000
                                                         -----------   -----------

Cash at end of period                                    $   130,030   $    96,798
                                                         ===========   ===========

Schedule of non-cash investing and financing
 activities:
 Purchase of equipment under capital leases
   (net of cash paid)                                        156,013        67,789



                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1 - Basis of Presentation
    ---------------------

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six-month periods ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     Substantially all inventories represent finished goods held for sale.

2 - Contingent Liabilities
    ----------------------

     The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 1999, the cost of such inventory held in the bonded warehouses was $6,885,726.

     The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. The Company believes that substantially all consigned merchandise will be sold in the ordinary course of business before any purchase obligation is incurred.

3 - Income Taxes
    ------------

     The provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. The Company has previously unbenefited net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

4 - Debt
    ----

     The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). At August 31, 1999, the Company had $15.9 million outstanding under this credit facility and a maturity date set for August 31, 2000. In October 1999, the Bank agreed to extend the maturity date of the Company's credit facility by three months to November 30, 2000, thus enabling the Company to continue to classify such debt as long-term.

5 - Earnings per Share
    ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           Six Months Ended August 31,       Three Months Ended August 31,
                                                         -------------------------------   ---------------------------------
                                                              1999             1998             1999               1998
                                                         ---------------  --------------   ---------------   ---------------
Numerator:
Net income                                                 $ 2,266,272      $ 1,651,872      $ 1,614,327       $ 1,267,354

Numerator for basic and diluted
 earnings per share - income
 available to common stockholders                          $ 2,266,272      $ 1,651,872      $ 1,614,327       $ 1,267,354
                                                         =============    =============    =============     =============
Denominator:

Denominator for basic earnings per
 share - weighted average shares                            10,664,969       10,634,185       10,670,634        10,634,303

Effect of dilutive securities:

 Employee stock options                                         25,120           60,581           19,912            56,033
 Warrants                                                      590,995          754,908          601,621           711,910
                                                         -------------    -------------    -------------     -------------

Dilutive potential common shares                               616,115          815,489          621,533           767,943
                                                         -------------    -------------    -------------     -------------
Denominator for diluted earnings
 per share -  adj. weighted average
 shares and assumed conversions                             11,281,084       11,449,674       11,292,167        11,402,246
                                                         =============    =============    =============     =============

Basic earnings per share                                   $       .21      $       .16      $       .15       $       .12

Dilutive earnings per share                                $       .20      $       .14      $       .14       $       .11
                                                         =============    =============    =============     =============

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of Results of Operations for the Six-Month and Three-Month Periods
-----------------------------------------------------------------------------
Ended August 31, 1999 and August 31, 1998
-----------------------------------------

Six Months Ended August 31, 1999 Compared to 1998
-------------------------------------------------

     Net income increased to $2,266,272 in the six-month period ended August 31, 1999 (fiscal 2000) from $1,651,872 in the six-month period ended August 31, 1998 (fiscal 1999), an increase of 37%. The improvement in results of operations in fiscal 2000 was generally attributable to a significant increase in same store sales at both the beginning and end of the six-month period and a substantial increase in the Company's gross margin percentage.

     Consolidated sales increased 10% in the six-month period ended August 31, 1999, compared to the same period in 1998. Same store sales for branches open for more than one year at the beginning of the fiscal year increased 9% in the six-month period ended August 31, 1999, compared to an increase of 13% in same store sales in the same period of 1998. Comparisons of both total and same store sales are impacted by contrasting weather conditions in 1998 and 1999. Because the Company's operations are geographically concentrated in the sunbelt, weather conditions that affect the relative demand for air conditioning products during the cooling season may significantly impact the Company's sales. In 1998, weather conditions in much of the sunbelt were drier and warmer in the early summer, resulting in increased demand for air conditioning products. In contrast, summer temperatures in the same region in 1999 were unusually moderate until late in the Company's second fiscal quarter.

     The Company's gross margin percentage on sales was 21.7% for the six-month period ended August 31, 1999, compared to 20.5% in 1998. The higher gross margin percentage in 1999 was a result of proactive, ongoing efforts to both refine customer pricing strategies and reduce the net purchase cost of a significant portion of inventories through national buying arrangements. In addition, the Company's sheet metal fabrication operation benefited from reduced commodity steel prices while maintaining its sale prices of finished goods.

     Selling, general and administrative ("SG&A") expenses increased 14% in the six-month period ended August 31, 1999 compared to the same period of 1998, because of the costs associated with new branch operations and personnel employed to support the Company's internal growth goals. Expressed as a percentage of sales, SG&A expenses increased from 16.5% in 1998 to 17.1% in 1999. Such increase largely resulted from the inability to achieve expected levels of sales in the second quarter of fiscal 2000.

     Other operating income declined from 1998 to 1999 because of an interruption in billings to the Company's remaining energy services customer. The Company has continued to provide a minimal level of service, and management is negotiating with the customer to amicably terminate the relationship, including a resolution of unbilled energy management services for prior periods.

     Interest expense declined 3% from 1998 to 1999 as a result of lower average interest rates on the Company's variable rate debt. As a percentage of sales, interest expense has declined from 1.6% in 1998 to 1.4% in 1999, as the Company has used internally generated cash flow to support much of the working capital required to support the growth in sales volume. Other non-operating income, which consists primarily of finance charge collections, increased 75% from 1998 to 1999, as the Company continued to more assertively enforce this element of its credit policy to accelerate collection of receivables.

     The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Three Months Ended August 31, 1999 Compared to 1998
---------------------------------------------------

     Net income increased to $1,614,327 in the quarter ended August 31, 1999 from $1,267,354 in the quarter ended August 31, 1998, an increase of 27%. The improvement in results of operations in the second quarter of fiscal 2000 was principally attributable to the Company's successful effort to increase its gross margin percentage on sales.

     Sales increased 3% from the second quarter of fiscal 1999 to fiscal 2000, with same store sales increasing 1% for branches open for more than one year at the beginning of the quarter. The moderate summer temperatures that prevailed in the Company's market areas for most of the second quarter of fiscal 2000 restricted demand for air conditioning products.

     The Company's gross margin percentage on sales was 21.7% for the quarter ended August 31, 1999, compared to 20.4% in 1998. As described above, the improvement in the gross margin percentage in the second quarter was attributable to initiatives undertaken by management. In support of this initiative, management also generally declined to reduce margins in 1999 in order to gain incremental sales when it became apparent that weather conditions would hamper sales growth.

     SG&A expenses as a percentage of sales increased from 15.5% in 1998 to 16.2% in 1999, because of the shortfall in expected sales during the quarter ended August 31, 1999. Interest expense decreased 4% from 1998 to 1999 as a result of lower average interest rates on the Company's variable rate debt and a reduction in the Company's outstanding subordinated indebtedness.

Liquidity and Capital Resources
-------------------------------

     Current assets increased 11% from February 28, 1999 to August 31, 1999, compared to an 18% increase during the same period in 1998. Gross accounts receivable represented 45 days of gross sales as of August 31, 1999, compared to 46 days of gross sales in receivables at August 31, 1998, reflecting a continuous focus on credit management and aggressive collection of delinquent accounts. Inventory from the end of February to the end of August decreased by 1% in 1999, compared to an increase of 8% in 1998, as the Company curbed its replenishment of certain merchandise in 1999 as a result of the lower than expected second quarter sales.

     The Company has credit facilities with a commercial bank ("Bank") which include an $18 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At August 31, 1999, the

Company had available credit of $1.8 million and $200,000 under the revolving credit line and the term loan facility, respectively. At August 31, 1999, $14 million of the outstanding balance on the revolving credit line bore interest at LIBOR plus 3.00%, with the remainder of the revolving credit line and the outstanding balance on the term loan facility bearing interest at the Bank's prime rate plus 1/2%. In October 1999, the Bank agreed to extend the maturity date of the Company's credit facilities by three months to November 30, 2000,so that the Company could continue to classify the outstanding balance of the revolving credit line as a non-current liability in its financial statements. Management expects to begin negotiating with both the Bank and other potential lenders to expand its credit facilities and further extend the maturity date, and believes it can conclude such negotiations before the end of December 1999. Management believes that cash flows from operations and the borrowing availability under the existing revolving credit facility will provide sufficient liquidity to meet the Company's normal working capital requirements, existing debt service and expected capital expenditures.

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

     The Company has approximately $29 million in tax loss carryforwards and $0.8 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Year 2000 Issue
---------------

     The Company has addressed its state of readiness to deal with the problem commonly known as the Year 2000 issue. With respect to its own information systems, the Company has installed an upgrade to its existing integrated application software such that the software is now fully Year 2000 compliant. Staff of the Company accomplished such modifications. One of the Company's subsidiaries, which does not utilize the Company's integrated software, has purchased new computer hardware and has substantially completed testing migration of its computer programs to the new hardware in order to fully accommodate Year 2000. The subsidiary contracted with third-party vendors to accomplish such implementation. The Company does not believe that it has a material exposure to Year 2000 in elements of its own operations other than its information systems, but management is continually updating its assessment of such elements. The costs incurred by the Company to date to achieve Year 2000 compliance have been less than $100,000 and have been expensed as incurred, and the Company does not expect to incur material future costs in connection with its ongoing efforts.

     The Company has informally discussed Year 2000 preparedness with its most significant suppliers and has obtained assurances that such suppliers do not expect any disruption in their ability to fulfill customer orders as a result of Year 2000 issues. To date, the Company has not undertaken to assess the Year 2000 preparedness of its customers. The Company does not have any interconnectivity with its customers' computer systems, and no customer represents more than 1% of consolidated sales. Management may initiate discussions during the remainder of 1999 with its most significant customers concerning their Year 2000 preparedness, but does not believe that customers' lack of preparedness would have a material adverse effect on the Company's sales or results of operations.

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

Safe Harbor Statement
---------------------

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws. In addition to other factors and matters discussed elsewhere herein, the following are important matters that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program, unusual weather conditions, the effects of competitive pricing and general economic factors.

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At August 31, 1999 the Company had $15.9 million outstanding under its senior credit facility. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall costs as compared with fixed-rate borrowings.

                          PART II - OTHER INFORMATION


Item 4. - Results of Votes of Security Holders

     At the Annual Meeting of Shareholders on August 19, 1999, the shareholders of the Company voted on and approved the following issue:

     Election of Directors for a term of one year expiring at the next Annual Meeting of Shareholders:

                                         Shares         Shares
                                           For         Withheld
                                        ---------      --------
          Anthony R. Maresca            9,703,254        13,350
          Ronald T. Nixon               9,703,354        13,250
          Roland H. St. Cyr             9,690,854        25,750
          Alex Trevino, Jr.             9,699,754        16,850
          A. Stephen Trevino            9,703,154        13,450

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits.

     27.  Financial Data Schedule

(b)  Reports on Form 8-K.  None.



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ACR GROUP, INC.


     October 15, 1999                 /s/ Anthony R. Maresca
--------------------------------      ----------------------------------------
Date                                  Anthony R. Maresca
                                      Senior Vice-President and
                                      Chief Financial Officer