Form 10-Q
period 1999-11-30
ACR GROUP INC
filed 2000-01-14
CIK 711307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                        Commission file number 0-12490


                                ACR GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                      74-2008473
-------------------------------              -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas               77042
----------------------------------------------   -------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (713) 780-8532
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No ___
                           ---

Shares of Common Stock outstanding at December 31, 1999 - 10,670,634.

                        PART I - FINANCIAL INFORMATION

Item 1. -  Financial Statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                              November 30,  February 28,
                                                  1999          1999
                                              ------------  ------------
                                              (Unaudited)
Current assets:
 Cash                                         $    155,967  $    129,581
 Accounts receivable, net                       14,893,062    14,205,827
 Inventory                                      18,687,643    18,449,176
 Prepaid expenses and other                        390,727       437,860
 Deferred income taxes                             487,000       487,000
                                              ------------  ------------

          Total current assets                  34,614,399    33,709,444
                                              ------------  ------------

Property and equipment, net of accumulated
 depreciation                                    3,806,049     3,695,862
Deferred income taxes                              973,000       973,000
Goodwill, net of accumulated amortization        6,077,394     6,239,953
Other assets                                       387,618       484,370
                                              ------------  ------------

                                              $ 45,858,460  $ 45,102,629
                                              ============  ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt
   and capital lease obligations              $  1,907,540  $  1,550,218
 Accounts payable                               13,186,654    14,955,698
 Accrued expenses and other liabilities          2,088,527     1,589,688
                                              ------------  ------------

          Total current liabilities             17,182,721    18,095,604

Long-term debt and capital lease obligations,
 less current maturities                        16,627,893    17,615,775
                                              ------------  ------------

          Total liabilities                     33,810,614    35,711,379
                                              ------------  ------------

Shareholders' equity:
 Common stock                                      106,706       106,593
 Additional paid-in capital                     41,693,584    41,684,697
 Accumulated deficit                           (29,752,444)  (32,400,040)
                                              ------------  ------------

          Total shareholders' equity            12,047,846     9,391,250
                                              ------------  ------------

                                              $ 45,858,460  $ 45,102,629
                                              ============  ============

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine months ended            Three months ended
                                                        November 30,                November 30,
                                               ---------------------------   --------------------------
                                                   1999           1998           1999           1998
                                               ------------   ------------   ------------   -----------
Sales                                          $100,511,288   $ 92,670,721   $ 29,198,180   $27,676,287
Cost of sales                                    78,378,133     73,406,907     22,538,342    21,739,794
                                               ------------   ------------   ------------   -----------

Gross profit                                     22,133,155     19,263,814      6,659,838     5,936,493

Selling, general and administrative expenses    (18,031,129)   (15,855,084)    (5,804,275)   (5,151,121)
Other operating income (expense)                    (17,401)        47,193         (1,783)           22
                                               ------------   ------------   ------------   -----------

Operating income                                  4,084,625      3,455,923        853,780       785,394

Interest expense                                 (1,482,460)    (1,508,266)      (489,548)     (483,947)
Other non-operating income                          271,931        168,824         85,652        62,562
                                               ------------   ------------   ------------   -----------

Income before income taxes                        2,874,096      2,116,481        449,884       364,009
Provision for income taxes                          226,500        135,345         68,560        34,745
                                               ------------   ------------   ------------   -----------

Net income                                     $  2,647,596   $  1,981,136   $    381,324   $   329,264
                                               ============   ============   ============   ===========

Weighted average shares outstanding:
  Basic                                          10,666,857     10,634,224     10,670,634    10,634,303
  Diluted                                        11,274,243     11,397,177     11,260,561    11,292,184

Earnings per common share:
  Basic                                        $        .25   $        .19   $        .04   $       .03
  Diluted                                               .23            .17            .03           .03

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine months ended
                                                              November 30,
                                                       --------------------------
                                                           1999         1998
                                                       -----------   -----------
Operating activities:
 Net income                                            $ 2,647,596   $ 1,981,136
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                           864,042       840,308
   Other                                                     8,682        35,539
   Changes in operating assets and liabilities:
     Accounts receivable                                  (682,021)   (2,910,837)
     Inventory                                            (238,467)     (417,086)
     Prepaid expense and other assets                       84,405        97,410
     Accounts payable                                   (1,769,043)     (103,898)
     Accrued expenses and other liabilities                498,838       484,799
                                                       -----------   -----------

Net cash provided by operating activities                1,414,032         7,371
                                                       -----------   -----------

Investing activities:
 Acquisition of property and equipment                    (737,578)     (514,608)
 Proceeds from disposition of assets                        17,242        73,677
                                                       -----------   -----------

Net cash used in investing activities                     (720,336)     (440,931)
                                                       -----------   -----------

Financing activities:
 Net borrowings on revolving credit facility               602,069     1,624,343
 Payment of other long-term debt                        (1,269,379)   (1,126,115)
                                                       -----------   -----------

Net cash (used in) provided by financing activities       (667,310)      498,228
                                                       -----------   -----------

Net increase in cash                                        26,386        64,668
Cash at beginning of year                                  129,581        90,000
                                                       -----------   -----------

Cash at end of period                                  $   155,967   $   154,668
                                                       ===========   ===========

Schedule of non-cash investing and financing
 activities:
 Purchase of equipment under capital leases
   (net of cash paid)                                      196,966        67,789

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1  -  Basis of Presentation
      ---------------------

      The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and nine-month periods ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

      Substantially all inventories represent finished goods held for sale.

2  -  Contingent Liabilities
      ----------------------

      The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Tennessee, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 1999, the cost of such inventory held in the bonded warehouses was $9,961,604.

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
      ----

      The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). At November 30, 1999, the Company had $15.9 million outstanding under this credit facility and a maturity date set for November 30, 2000. In January 2000, the Bank agreed to extend the maturity date of the Company's credit facility by one day to December 1, 2000, thus enabling the Company to continue to classify such debt as long-term.

5 -   Earnings per Share
      ------------------


      The following table sets forth the computation of basic and diluted earnings per share:


                                                    Nine Months Ended November 30,                Three Months Ended November 30,
                                                   --------------------------------              ---------------------------------
                                                        1999              1998                       1999                1998
                                                   --------------   ---------------              --------------     --------------
Numerator:
Net income                                            $ 2,647,596       $ 1,981,136                 $   381,324        $   329,264

Numerator for basic and diluted
 earnings per share - income
 available to common stockholders                     $ 2,647,596       $ 1,981,136                 $   381,324        $   329,264
                                                   ==============   ===============              ==============     ==============
Denominator:
Denominator for basic earnings per
 share - weighted average shares                       10,666,857        10,634,224                  10,670,634         10,634,303

Effect of dilutive securities:
 Employee stock options                                    22,878            56,590                      18,395             48,609
 Warrants                                                 584,508           706,363                     571,532            609,272
                                                   --------------   ---------------              --------------     --------------

Dilutive potential common shares                          607,386           762,953                     589,927            657,881
                                                   --------------   ---------------              --------------     --------------
Denominator for diluted earnings
 per share -  adj. weighted average
 shares and assumed conversions                        11,274,243        11,397,177                  11,260,561         11,292,184
                                                   ==============   ===============              ==============     ==============

Basic earnings per share                              $       .25       $       .19                 $       .04        $       .03

Dilutive earnings per share                           $       .23       $       .17                 $       .03        $       .03
                                                   ==============   ===============              ==============     ==============

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Nine-Month and Three-Month Periods
------------------------------------------------------------------------------
Ended November 30, 1999 and November 30, 1998
---------------------------------------------

Nine Months Ended November 30, 1999 Compared to 1998
----------------------------------------------------

     Net income increased to $2,647,596 in the nine-month period ended November 30, 1999 (fiscal 2000) from $1,981,136 in the nine-month period ended November 30, 1998 (fiscal 1999), an increase of 34%. The improvement in results of operations in fiscal 2000 is generally attributable to an increase in same store sales and a substantial increase in the Company's gross margin percentage.

     Consolidated sales increased 8% in the nine-month period ended November 30, 1999, compared to the same period in 1998. Same store sales for branches open for more than one year at the beginning of the fiscal year increased 7% in the nine-month period ended November 30, 1999, compared to an increase of 12% in same store sales in the same period of 1998. Comparisons of both total and same store sales are impacted by contrasting weather conditions in 1998 and 1999. Because the Company's operations are geographically concentrated in the sunbelt, weather conditions that affect the relative demand for air conditioning products during the cooling season may significantly impact the Company's sales. In 1998, weather conditions in much of the sunbelt were drier and warmer in the early summer, resulting in increased demand for air conditioning products. In contrast, summer temperatures in the same region in 1999 were unusually moderate.

     The Company's gross margin percentage on sales was 22% for the nine-month period ended November 30, 1999, compared to 20.8% in 1998. The higher gross margin percentage in 1999 is a result of proactive, ongoing efforts to both refine customer pricing strategies and reduce the net purchase cost of a significant portion of inventories through national buying arrangements. In addition, the Company's sheet metal fabrication operation benefited from reduced commodity steel prices while maintaining its sale prices of finished goods.

     Selling, general and administrative ("SG&A") expenses increased 14% in the nine-month period ended November 30, 1999 compared to the same period of 1998, because of the costs associated with new branch operations and personnel employed to support the Company's internal growth goals. Expressed as a percentage of sales, SG&A expenses increased from 17.1% in 1998 to 17.9% in 1999. Such increase has largely resulted from the inability to achieve expected levels of sales in the second and third quarters of fiscal 2000.

     Other operating income declined from 1998 to 1999 because of an interruption in billings to the Company's remaining energy services customer. The Company reached an understanding with the customer to terminate services at the end of October 1999, with the customer agreeing to make a contract termination payment to the Company and to provide utility bills necessary for the Company to invoice the customer through the termination date.

     Interest expense declined 2% from 1998 to 1999 as a result of both lower average interest rates on the Company's variable rate debt and a reduction in debt other than the Company's revolving credit facility. As a percentage of sales, interest expense has declined from 1.6% in 1998 to 1.5% in 1999, as the Company has used internally generated cash flow to support much of the working capital required to support the growth in sales volume. Other non-operating income, which consists primarily of finance charge collections, increased 55% from 1998 to 1999, as the Company has more assertively enforced this element of its credit policy to accelerate collection of receivables.

     The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.


Three Months Ended November 30, 1999 Compared to 1998
-----------------------------------------------------

     Net income increased to $381,324 in the quarter ended November 30, 1999 from $329,264 in the quarter ended November 30, 1998, an increase of 16%. The improvement in results of operations in the third quarter of fiscal 2000 was principally attributable to the Company's successful effort to increase its gross margin percentage on sales.

     Sales increased 5% from the third quarter of fiscal 1999 to fiscal 2000, with same store sales increasing 3% for branches open for more than one year at the beginning of the quarter. The moderate temperatures that prevailed during most of the second quarter of fiscal 2000 continued into the fall and delayed the commencement of sales of heating products.

     The Company's gross margin percentage on sales was 22.8% for the quarter ended November 30, 1999, compared to 21.4% in 1998. As described above, the improvement in the gross margin percentage in the third quarter was attributable to initiatives undertaken by management. Rebates from suppliers increased significantly in the third quarter of fiscal 2000 as the Company attained certain purchase volume goals that assured higher graduated levels of rebates.

     SG&A expenses as a percentage of sales increased from 18.6% in 1998 to 19.9% in 1999, because of the shortfall in expected sales during the quarter ended November 30, 1999 and costs associated with opening a new branch in Nashville in November 1999. Interest expense increased 1% from 1998 to 1999 because of higher average outstanding balances on the Company's revolving credit facility.

Liquidity and Capital Resources
-------------------------------

     Working capital increased 12% from February 28, 1999 to November 30, 1999, compared to a 20% increase during the same period in 1998. Gross accounts receivable represented 52 days of gross sales as of both November 30, 1999 and 1998. Inventory from the end of February to the end of November increased by 1% in 1999, compared to an increase of 2% in 1998.

     The Company has credit facilities with a commercial bank ("Bank") which include an $18 million revolving line of credit and a $500,000 term loan facility for the purchase of capital equipment. At November 30, 1999, the Company had available credit of $ 1.5 million and $224,000 under the revolving credit line and the term loan facility, respectively. At November 30, 1999, $14 million of the outstanding balance on the revolving credit line bore interest at LIBOR plus 3.00%, with the remainder of the revolving credit line and the outstanding balance on the term loan facility bearing interest at the Bank's prime rate plus 1/2%. In January 2000, the Bank agreed to extend the maturity date of the Company's credit facilities to December 1, 2000, so that the Company could continue to classify the outstanding balance of the revolving credit line as a non-current liability in its financial statements. Management is presently considering proposals from both the Bank and other potential lenders to expand its credit facilities and further extend the maturity date, and believes that a commitment will be obtained before the end of fiscal 2000. Management believes that cash flows from operations and the borrowing availability under the existing revolving credit facility will provide sufficient liquidity to meet the Company's normal working capital requirements, existing debt service and expected capital expenditures.

     Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company's revolving credit facility may also be utilized to finance acquisitions. At any time, management is usually engaged in informal discussions with potential sellers concerning acquisition opportunities. As of November 30, 1999, the Company had a letter of intent pending to acquire one company and expects to enter into a definitive agreement for such acquisition before the end of fiscal 2000. Such acquisition, if completed, is not expected to be material to the Company's financial condition or results of operations. The Company's ability to consummate a significant acquisition would be dependent upon obtaining additional financing.

     The Company has approximately $29 million in tax loss carryforwards and $0.8 million in tax credit carryforwards. Such operating loss and tax credit carryforwards will substantially limit the Company's federal income tax liabilities in the near future.


Year 2000 Issue

     Prior to December 31, 1999, the Company undertook various measures to address its state of readiness to deal with the problem commonly known as the Year 2000 issue. Such measures included installing an upgrade to its existing integrated application software and, at one of the Company's subsidiaries that does not use the Company's integrated software, purchasing new computer hardware and migrating the subsidiary's computer programs to the new hardware. The costs incurred by the Company to date to achieve year 2000 compliance have been less than $100,000 and have been expensed as incurred.

     Upon transitioning to Year 2000 in January 2000, the Company experienced no related problems in any of its internal operations. To date, the Company also has not experienced any adverse effects as a result of suppliers, customers or service providers failing to adequately address the Year 2000 issue. The Company has obtained assurances from its most significant suppliers that such suppliers have prepared their own operations to handle the Year 2000 issue and, to date, the Company is not aware that any of its suppliers has experienced difficulty in fulfilling customer orders as a result of the Year 2000 issue.

     The Company did not undertake to assess the Year 2000 preparedness of its customers, as the Company does not have any interconnectivity with its customers' computer systems and no customer represents more than 2% of consolidated sales. However, the Company is not aware that the operations of any significant customer have been materially adversely affected by the Year 2000 issue.

     While management believes that it took adequate steps to address the Year 2000 issue, and there have been no reports to date of significant problems related to Year 2000 among the Company's suppliers, customers and service providers, there can be no assurance that such problems may not arise in the
future.   Should Year 2000 issues ultimately have a material adverse impact on significant business partners or key parties that provide the country's business and public service infrastructure, the Company's operations could be similarly affected.


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



Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At November 30, 1999 the Company had $15.9 million outstanding under its senior credit facility. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall costs as compared with fixed-rate borrowings.

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



                                            ACR GROUP, INC.



      January 14, 2000                      /s/ Anthony R. Maresca
--------------------------------            --------------------------------
Date                                        Anthony R. Maresca
                                            Senior Vice-President and
                                            Chief Financial Officer