Form 10-K
period 2000-02-29
ACR GROUP INC
filed 2000-05-30
CIK 711307

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549


                                   FORM 10-K
              For Annual Reports Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Fiscal Year Ended                                 Commission File Number
February 29, 2000                                                        0-12490


                                ACR GROUP, INC.
            (Exact name of registrant as specified in its Charter)



        Texas                                                     74-2008473
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


             3200 Wilcrest Drive, Suite 440, Houston, Texas 77042
             (Address of principal executive offices)  (Zip Code)

    Registrant's telephone number, including area code:     (713) 780-8532

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the common stock held by nonaffiliates of the registrant on April 28, 2000 was $12,203,358. The aggregate market value was computed by reference to the last trading price as reported on the National Association of Securities Dealers Automated Quotation System. For the purposes of this response, Executive Officers, Directors and holders of more than 10% of the Registrant's common stock are considered affiliates of the registrant.

  The number of shares outstanding of the registrant's common stock as of April 28, 2000: 10,670,634 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2000 is incorporated by reference in answer to
Part III of this report.

                              TABLE OF CONTENTS
                                                               Page
                                                               ----
PART I

     Item 1.       Business                                      4

     Item 2.       Properties                                    9

     Item 3.       Legal Proceedings                            10

     Item 4.       Submission of Matters to a Vote of
                   Security Holders                             10
PART II

     Item 5.       Market for Registrant's Common Equity
                   and  Related Stockholder Matters             10

     Item 6.       Selected Financial Data                      11

     Item 7.       Management's Discussion and Analysis
                   of  Financial Condition and Results of
                   Operations                                   13

     Item 7A.      Quantitative and Qualitative Disclosures
                   About Market Risk                            18

     Item 8.       Financial Statements and Supplementary
                   Data                                         19

     Item 9.       Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure                                   41
PART III

     Item 10.      Directors and Executive Officers of the
                   Registrant                                   41

     Item 11.      Executive Compensation                       41

     Item 12.      Security Ownership of Certain Beneficial
                   Owners and Management                        41

     Item 13.      Certain Relationships and Related
                   Transactions                                 41
PART IV

     Item 14.      Exhibits, Financial Statement
                   Schedules, and Reports on Form 8-K           42

                                    PART I


Item 1.            Business.

General
-------

  ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the "Company" or "ACRG") is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started eight additional HVACR distribution companies and now has 39 branch operations in nine states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

The HVACR Industry
------------------

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

The Company's operations are conducted through nine subsidiaries that participate in the wholesale distribution of HVACR equipment and supplies:

  ACR Supply, Inc.
  ----------------

     The Company acquired ACR Supply, Inc. ("ACRS") effective February 28, 1993, after making an initial investment in the company in 1991. At the end of fiscal 2000, ACRS had fifteen branches in Texas and one in Louisiana. Many of ACRS's branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets.

     ACRS sells primarily to licensed contractors serving the residential and light commercial (restaurants, strip shopping centers, etc.) markets. The company's sales mix is approximately 25% equipment and 75% parts and supplies, with the equipment and parts generally directed to the aftermarket and the supplies used principally in new construction.

     Heating and Cooling Supply, Inc.
     --------------------------------

     The Company acquired Heating and Cooling Supply, Inc. ("HCS") in 1990. HCS operates from one location in Las Vegas, Nevada. There are approximately 20 independent HVACR distributors in the Las Vegas area that compete with HCS. Management believes that HCS is among the top three of such distributors in terms of annual sales from branch operations in the local area.

     HCS's sales growth in the past several years has mirrored the well-documented growth of the Las Vegas economy, and approximately 80% of HCS's sales are in the new construction markets. HCS has successfully expanded its business in the commercial HVACR market by emphasizing its capabilities in both the plan and specifications market and the specialty products market. HCS's proficiency in these two niches distinguishes it from most other HVACR distributors and, as a result, sales to commercial accounts were approximately 45% of total sales at the end of fiscal 2000.

     Total Supply, Inc.
     ------------------

     In 1990, the Company organized Total Supply, Inc. ("TSI") to fabricate air conditioning ductwork out of fiber glass ductboard, and in 1992 converted the company's business to HVACR wholesale distribution. Since December 1992, TSI has distributed the GMC brand of HVACR equipment in Georgia and now has the GMC distribution rights to almost the entire state of Georgia. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company's sales mix is approximately 69% equipment and 31% parts and supplies. TSI has four branches located in the Atlanta metropolitan area and one branch in Warner Robins, a suburb of Macon. In the late spring of 2000, the Company plans to open another branch in Savannah, Georgia.

     Valley Supply, Inc.
     -------------------

     In 1994, the Company organized Valley Supply, Inc. ("VSI") as an HVACR distributor in the Memphis, Tennessee trade area, which includes southwestern Tennessee, northern Mississippi and western Arkansas. The Company was granted the franchise to distribute the GMC line of equipment within this trade area, succeeding another distributor who ceased business operations. Although sales of GMC equipment initially comprised virtually all of VSI's sales, management has continuously emphasized increasing sales of higher profit HVACR parts and supplies. Approximately 77% of VSI's sales consisted of GMC equipment in fiscal 2000. In fiscal 1998, the Company assigned to management of TSI the responsibility for VSI's operations. In fiscal 2000, the Company opened a new distribution center in Nashville, Tennessee, predominantly selling GMC equipment in the larger metropolitan areas of central and eastern Tennessee.

     Ener-Tech Industries, Inc.
     --------------------------

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

     Florida Cooling Supply, Inc.
     ----------------------------

     In 1996, the Company organized Florida Cooling Supply, Inc. ("FCS") and opened four branch operations in central Florida. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. The Company's sales mix is approximately 30% equipment and 70% parts and supplies. In fiscal 2000, the Company closed its branch in Winter Haven, Florida with service to customers in that market area continuing from the Lakeland, Florida branch.

     Lifetime Filter, Inc.
     ---------------------

     In January 1997, the Company acquired Lifetime Filter, Inc. ("LFI"), a manufacturer of electrostatic air filters, which sells its products principally to HVACR contractors and dealers by mail order. LFI is based in Katy, Texas, a suburb of Houston. The Company's existing wholesale distribution network also distributes the products manufactured by LFI. LFI recently began a business to business networking relationship via the Company's web site, allowing potential customers to order a variety of filter and filter products over the internet.

     West Coast HVAC Supply, Inc. d/b/a ACH Supply
     ---------------------------------------------

     In April 1997, West Coast HVAC Supply, Inc. acquired the operating assets and liabilities of ACH Supply, Inc., ("ACH"). ACH had two branches located east of Los Angeles. In fiscal 1999, ACH opened a third branch in Canoga Park. The Company has attracted key employees with significant management experience working for a much larger HVACR wholesale distributor in southern California. ACH sells primarily HVACR parts and supplies, and, late in fiscal 2000, began distributing the Tappan brand of HVACR equipment.

     Contractors Heating & Supply, Inc. ("CHS")
     ------------------------------------------

     In September 1997, CHS acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company, an HVACR distributor based in Denver, with branch operations in Colorado Springs and Glenwood Springs, Colorado, and in Albuquerque, New Mexico. CHS has operated in Denver since 1945, in Colorado Springs since 1959 and in Albuquerque since 1960, and is considered the market leader in each of its trade areas. CHS also operates a sheet metal shop in Colorado Springs, where products are fabricated for distribution through CHS's wholesale operations. Approximately 22% of CHS's total sales are products that it manufactures. In April 1999, CHS opened a distribution branch in Fort Collins, Colorado, and, in March 2000, acquired International Comfort Supply, Inc., a wholesale distributor based in El Paso, Texas.

Energy Service Business
-----------------------

  In the early 1980's, the Company's primary business was the design, installation and management of integrated systems intended to reduce energy costs ("Systems") for users of commercial, industrial and institutional facilities. Pursuant to service contracts, customers paid ACRG a specified percentage of the utility cost savings attributable to the Systems over the term of the contract. The Company's contracts for its remaining Systems have all expired. In fiscal 2000, the Company reached an understanding with its final energy services customer to terminate services at the end of October 1999, with the customer agreeing to make a contract termination payment to the Company and to provide utility bills necessary for the Company to invoice the customer through the termination date. This process was completed in April 2000.

Executive Officers of the Registrant
------------------------------------

  The Company's executive officers are as follows:


        Name                     Age            Position with the Company
        ----                     ---            -------------------------

Alex Trevino, Jr.                 63   Chairman of the Board and President

Anthony R. Maresca                49   Senior Vice President, Secretary, Treasurer,
and Chief Financial Officer

  Alex Trevino, Jr. has served as Chairman of the Board since 1988 and as President and Chief Executive Officer of the Company since July 1990. From September 1987 to February 1990, he served as President of Western Operations of the Refrigeration and Air Conditioning Group of MLX Corporation (now Pameco Corporation), which is a national distributor of HVACR equipment and supplies.

  Anthony R. Maresca has been employed by the Company since June 1985, serving as Corporate Controller until November 1985 when he was promoted to Senior Vice President, Chief Financial Officer and Treasurer. Mr. Maresca is a certified public accountant.

Employees
---------

  As of February 29, 2000, the Company and its subsidiaries had approximately 340 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. There are no Company employees represented by any collective bargaining units. Management considers the Company's relations with its employees to be good.

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

Item 3.     Legal Proceedings.

  As of February 29, 2000 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.


Item 4.     Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2000.


                                 PART II


Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters.

  The Company's common stock trades on the NASDAQ Stock Market(R) under the symbol "ACRG." The table below sets forth the high and low sales prices based upon actual transactions.



                                             High               Low
                                             ----               ---

  Fiscal Year 2000
         1st quarter ended 5/31/99           $2.38             $1.03
         2nd quarter ended 8/31/99            1.97              1.13
         3rd quarter ended 11/30/99           1.75              1.13
         4th quarter ended 2/29/00            2.13              1.09

     Fiscal Year 1999
          1st quarter ended 5/31/98          $2.81             $1.75
          2nd quarter ended 8/31/98           2.13              1.50
          3rd quarter ended 11/30/98          2.00              1.00
          4th quarter ended  2/28/99          1.63              1.00

     As of April 28, 2000, there were 491 holders of record of the Company's common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

     The Company has never declared or paid cash dividends on its common stock. The Company's loan agreements with two lenders each expressly prohibit the payment of dividends by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.


Item 6.   Selected Financial Data.


     The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 1995, the increase in sales has resulted from acquisitions and internal expansion, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Report. The Company has never paid any dividends.

     The Company has not recorded a provision for income taxes other than federal alternative minimum taxes and state income taxes for fiscal years 1996 through 2000 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. Additionally, the Company determined in both fiscal 1998 and 1997 that further reductions in its deferred tax asset valuation allowance were appropriate, given expectations of higher future taxable income from recently acquired businesses. As a result, the Company recorded additional tax benefits of $420,000 and $360,000 in fiscal 1998 and 1997, respectively.

                     (In thousands except per share data )

                                                                    Year Ended February 29 or 28,
                                                  ---------------------------------------------------------------------
                                                    2000           1999           1998           1997            1996
                                                  --------        --------       -------        -------         -------
  Income Statement Data:
  Sales                                           $126,468        $117,887       $96,164        $78,371         $56,500
  Gross Profit                                      28,135          24,772        19,558         15,085          10,721
  Operating income                                   4,077           3,317         2,064          1,659             765
                                                  --------        --------       -------        -------         -------
  Income before income taxes                         2,482           1,568           570            887             199
  Benefit (provision) for income taxes                (255)           (153)          333            258             (15)
                                                  --------        --------       -------        -------         -------
  Net Income                                        $2,227          $1,415          $903         $1,145            $184
                                                  ========        ========       =======        =======         =======
  Earnings per common share:
     Basic                                           $ .21           $ .13         $ .09          $ .11           $ .02
                                                  ========        ========       =======        =======         =======
     Diluted                                         $ .20           $ .12         $ .08          $ .10           $ .02
                                                  ========        ========       =======        =======         =======

                                                                               As of February 29 or 28,
                                                   --------------------------------------------------------------------
                                                    2000            1999           1998           1997            1996
                                                   -------         -------       --------       --------        -------
  Balance Sheet Data:
  Working capital                                  $18,072         $15,614       $13,547        $11,080          $8,118
  Total assets                                      44,842          45,103        41,108         30,558          22,010
  Long-term obligations                             17,499          17,616        16,655         11,160           6,703
  Shareholders' equity                              11,630           9,391         7,960          7,006           5,666

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

  Operating income increased to $4,077,468 in fiscal 2000, from $3,316,631 in fiscal 1999 and $2,063,996 in fiscal 1998, representing increases of 23% and 61% in fiscal 2000 and 1999, respectively. The increases in operating income in both fiscal 2000 and 1999 were attributable to a continued improvement in the financial performances of the Company's larger, more seasoned companies. The increase in operating income in fiscal 1998, compared to fiscal 1997, was a result of earnings from Contractors Heating & Supply ("CHS"), which the Company acquired in September 1997. Net income was $2,226,633, $1,415,080 and $903,366 in fiscal 2000, 1999 and 1998, respectively. Reductions in the Company's deferred tax asset valuation allowance increased net income by $420,000 in fiscal 1998 and $360,000 in fiscal 1997.

  Sales have increased annually; reaching $126.5 million in fiscal 2000, compared to $117.9 million in fiscal 1999 and $96.2 million in fiscal 1998.
Same store sales increased 5%, 14% and 7% in fiscal 2000, 1999 and 1998, respectively, with each year exceeding the industry average. The slower rate of growth in fiscal 2000 was due to mild weather conditions in Colorado and a combination of weather-related factors in Florida and Texas. Such was the case in fiscal 1998 in the Southeast along with a post-Olympic building slowdown in Georgia. Through fiscal 1997, the majority of the Company's sales growth had resulted from internal expansion of branch operations rather than from acquisitions, but in fiscal 1999 and 1998, respectively, 54% and 71% of the increase in sales was attributable to operations acquired since January 1997. In fiscal 2000, internal expansion of branch operations again accounted for the sales growth, a steady though less spectacular increase.

  The Company's gross margin percentage increased to 22.2% in fiscal 2000, from 21.0% in fiscal 1999 and 20.3% in fiscal 1998. The continual increase in gross margin percentage from fiscal 1998 is a result of management's effort to focus the Company on starting and acquiring businesses that are expected to enhance the Company's gross margin percentage. The Company's gross margin percentage has also been favorably affected by purchasing arrangements that management has negotiated from its major suppliers, and by technology improvements that have enabled management to implement more sophisticated pricing strategies.
In addition, CHS manufactures products that account for approximately 22% of its sales revenue and, accordingly, achieves a higher gross margin percentage than if it purchased its inventory from outside suppliers.

  Selling, general and administrative ("SG&A") costs as a percentage of sales were 19.1% in fiscal 2000, compared to 18.2% in fiscal 1999 and 18.5% in fiscal 1998. In addition, the Company's distribution business in California, which was acquired in 1997, has higher overhead costs than would ordinarily be expected, as the Company has staffed this operation to support a substantial growth rate over the next several years. The increase in SG&A costs as a percentage of sales in fiscal 2000 was attributable to costs associated with new branch operations and personnel employed to support the Company's internal growth goals. In fiscal 1998, the Company also recorded $580,000 more bad debt expense than in fiscal 1997, which was largely attributable to the unexpected business failure of a single customer.

  Net energy services income increased 182% from fiscal 1999 to fiscal 2000 after declining 84% from fiscal 1998 to fiscal 1999. The increase in fiscal 2000 was the result of the negotiated termination of the Company's contract with its last energy services customer and a resolution of unbilled services. The Company finalized all invoicing in early fiscal 2001.

  Interest expense decreased 1% in fiscal 2000 compared to fiscal 1999, after an increase of 21% in fiscal 1999 compared to fiscal 1998, the result of the Company's increased borrowings. In fiscal 2000, the decrease was primarily due to favorable interest rates. In fiscal 2000, 1999 and 1998, interest expense was 1.6%, 1.7% and 1.8% of sales, respectively. The increases in interest expense after fiscal 1997 were attributable to indebtedness incurred in connection with the Company's 1997 acquisitions and several branch openings. Other non-operating income increased 44% from fiscal 1999 to fiscal 2000, and 49% from fiscal 1998 to fiscal 1999, as the Company has more strictly enforced its policy to collect finance charges from customers with past due balances.

  Current income tax expense consists principally of state income taxes and federal alternative minimum taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below. In fiscal 1998 the Company determined that a reduction in its deferred tax asset valuation allowance was appropriate given expectations of higher future taxable income from recently acquired subsidiaries and, as a result, recorded an additional tax benefit of $420,000.

Liquidity and Capital Resources
-------------------------------

  Working capital increased from $15.6 million in fiscal 1999 to $18.1 million in fiscal 2000, principally as a result of the Company's earnings through sales growth. Accounts receivable represented 52 days of gross sales at the end of fiscal 2000 and 53 days at the end of fiscal 1999. Management directed resources towards reducing accounts payable, resulting in a decrease of $2.8 million in fiscal 2000 over fiscal 1999. As a result, purchase discounts increased by $210,000, or 32% in fiscal 2000 from fiscal 1999 providing an additional benefit to gross margin.

  The Company has a revolving line of credit arrangement with a commercial bank ("Bank") pursuant to which, at February 29, 2000, the Company could borrow up to $18 million. As of February 29, 2000, the Company's available credit under the facility was approximately $ 1.2 million. In May 2000, the Company and the Bank amended the underlying loan agreement ("New Agreement") such that the maximum amount that may be borrowed under the revolving line of credit was increased to $25 million, including up to $1 million for letters of credit. Pursuant to the New Agreement, the interest rate on borrowings under the revolving credit facility is based on either the Bank's prime rate or LIBOR and varies depending on the Company's leverage ratio, as defined, determined quarterly. As of the date of the New Agreement, the applicable interest rate was at the prime rate or LIBOR plus 2.25%. Borrowings under the New Agreement are limited to 85% of eligible account receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). Restrictive covenants of the New Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios (see Note 4 of Notes to Consolidated Financial Statements). The New Agreement terminates in May 2003, but is automatically extended for one-year periods unless either party gives notice of termination to the other. Prepayment penalties apply if the revolving credit facility is prepaid during the first two years of the term.

  The Company also has mortgage indebtedness to the Bank, which is secured by a deed of trust on both the land and building occupied by a branch facility in the Houston area. At February 29, 2000, the note was being repaid in equal monthly principal installments of $2,400, plus interest. The Company also has a term loan facility with the Bank to finance capital expenditures. The balance owing under the term loan facility at February 29, 2000 is being repaid at $7,883 monthly, plus interest, with the unpaid balance due and payable at the end of February 2002. The New Agreement provides a term loan facility of $4 million for the purchase of real estate and improvements, including the balance of the Company's existing mortgage indebtedness to the Bank. The New Agreement further provides a new capital expenditure term loan facility of $1 million. Borrowings under the real estate and new capital expenditure term loan facilities are payable in equal monthly principal installments plus interest over ten years and five years, respectively. The applicable interest rates vary depending on the Company's leverage ratio. The New Agreement also provides that the Company may borrow up to $5 million for the acquisition of other businesses ("Acquisition Facility"), subject to approval by the Bank of specific transactions.
Borrowings under the Acquisition Facility may be either unsecured or secured by capital assets of the acquired business. The borrowings are to be repaid in equal monthly principal installments over three years, if unsecured, and seven years, if secured, plus interest at 1/2 to 1% above prime, or 2 3/4 to 3% over LIBOR.

  The Company made capital expenditures of $1,065,000 in fiscal 2000 for leasehold improvements, computer software, equipment and vehicles under capital leases. Included in these expenditures was the purchase of additional production machinery at the Company's manufacturing operations, indicative of the Company's efforts to expand in its manufacturing capabilities.

  The Company has approximately $28.9 million in tax loss carryforwards which substantially expire by fiscal 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in the near future. Certain provisions of the Internal Revenue Code ("Code") regulate the amount of additional stock that the Company could issue without resulting in a change in ownership control, as defined in the Code. Should such a change in control be deemed to occur, the Company's ability to utilize its operating loss carryforwards would be severely restricted.

  The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, debt service and expected capital expenditures. Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company's revolving credit facility may also be utilized to finance acquisitions. Management is also reviewing the suitability of several acquisition and other business opportunities, but has not entered into any definitive agreements that would require a material financial commitment.

Seasonality
-----------

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

Inflation
---------

  The Company does not believe that inflation has had a material effect on its results of operations in recent years. Generally, manufacturer price increases attributable to inflation uniformly affect both the Company and its competitors, and such increases are passed through to customers as an increase in sales prices.

Year 2000 Issue
---------------

  Prior to December 31, 1999, the Company undertook various measures to address its state of readiness to deal with the problem commonly known as the Year 2000 issue. Such measures included installing an upgrade to its existing integrated application software and, at one of the Company's subsidiaries that does not use the Company's integrated software, purchasing new computer hardware and migrating the subsidiary's computer programs to the new hardware. The costs incurred by the Company to achieve year 2000 compliance were less than $100,000 and were expensed as incurred.

  Upon transitioning to Year 2000 in January 2000, the Company did not experience any related problems in its internal operations. To date, the Company has experienced no adverse effects as a result of suppliers, customers or service providers failing to adequately address the Year 2000 issue and further received assurances from its most significant suppliers that they were able to meet customer demands.

  While management believes that it took adequate steps to address the Year 2000 issue, there can be no assurance that such problems may not arise in the future. Should Year 2000 issues ultimately have a material adverse impact on significant business partners or key parties that provide the country's business and public service infrastructure, the Company's operations could be similarly affected.

Recently Issued Accounting Standards
------------------------------------

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133" ("SFAS 137") which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. The Company plans to adopt SFAS 133 no later than February 28, 2001. The change is not expected to have a significant effect on the Company's financial statements.

Safe Harbor Statement
----------------------

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program, unusual weather conditions, the effects of competitive pricing and general economic conditions.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

  The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At February 29, 2000 the Company had $16.9 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $169,000, or $.02 per diluted share, on an annual basis.

Item 8.          Financial Statements and Supplementary Data.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      OF ACR GROUP, INC. AND SUBSIDIARIES


                                                                Page
                                                                ----


Report of Independent Auditors                                   20


Consolidated balance sheets as of February 29, 2000 and
February 28, 1999                                                21

Consolidated statements of operations for the fiscal years
ended February 29, 2000 and February 28, 1999 and 1998           23


Consolidated statements of shareholders' equity for the
fiscal years ended February 29, 2000 and February 28,
1999 and 1998                                                    24


Consolidated statements of cash flows for the fiscal years
ended February 29, 2000 and February 28, 1999 and 1998           25


Notes to Consolidated Financial Statements                       27

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


To the Board of Directors and Shareholders
ACR Group, Inc.


  We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               ERNST & YOUNG LLP


Houston, Texas
May 25, 2000

                        ACR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  As of February 29, 2000 and February 28, 1999

                                     ASSETS
                                     ------

                                                          2000           1999
                                                      ------------   ------------
  Current assets:
  Cash                                                $   107,035    $   129,581
  Accounts receivable, net of allowance
     for doubtful accounts of $532,300 in
     2000 and $684,487 in 1999                         14,358,891     14,205,827
  Inventory                                            18,445,097     18,449,176
  Prepaid expenses and other                              386,896        437,860
  Deferred income taxes                                   487,000        487,000
                                                      ------------   ------------
          Total current assets                         33,784,919     33,709,444
                                                      ------------   ------------
  Property and equipment, net of
     accumulated depreciation                           3,689,448      3,695,862
  Deferred income taxes                                   973,000        973,000
  Goodwill, net of accumulated amortization
     of $693,329 in 2000 and $476,583 in 1999           6,023,207      6,239,953
  Other assets                                            370,929        484,370
                                                      ------------   ------------
          Total assets                                $44,841,503    $45,102,629
                                                      ============   ============

                        ACR GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  As of February 29, 2000 and February 28, 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                   2000             1999
                                                              ------------    -------------
  Current liabilities:
     Current maturities of long-term debt                      $1,597,790       $1,314,039
     Current maturities of capital lease
       obligations                                                190,465          236,179
     Accounts payable                                          12,182,803       14,955,698
     Accrued expenses and other liabilities                     1,741,710        1,589,688
                                                              ------------    -------------
          Total current liabilities                            15,712,768       18,095,604
                                                              ------------    -------------
  Long-term debt                                               17,303,237       17,394,032
  Long-term capital lease obligations                             195,615          221,743
                                                              ------------    -------------
          Total liabilities                                    33,211,620       35,711,379
                                                              ------------    -------------
  Shareholders' equity:
     Preferred stock, $.01 par, authorized
       2,000,000 shares, none outstanding
     Common stock, $.01 par, authorized
       25,000,000 shares, issued and
       outstanding 10,670,634 shares in 2000
       and 10,659,303 shares in 1999                              106,706          106,593
     Additional paid-in capital                                41,696,584       41,684,697

     Accumulated deficit                                      (30,173,407)     (32,400,040)
                                                              ------------    -------------
         Total shareholders' equity                            11,629,883        9,391,250
                                                              ------------    -------------
         Total liabilities and shareholders' equity           $44,841,503      $45,102,629
                                                              ============    =============

  The accompanying notes are an integral part of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


   For the Fiscal Years Ended February 29, 2000 and February 28, 1999 and 1998

                                                              2000                  1999                1998
                                                         ---------------       ---------------     --------------
  Sales                                                   $126,468,201          $117,886,777        $ 96,164,148

  Cost of sales                                             98,333,567            93,115,088          76,606,033
                                                         ---------------       ---------------     --------------

  Gross profit                                              28,134,634            24,771,689          19,558,115

  Selling, general and administrative expenses             (24,135,567)          (21,494,841)        (17,819,076)

  Commission income                                            -                     -                   155,380

  Energy services income, net                                   78,401                39,783             169,577
                                                         ---------------       ---------------     --------------

  Operating income                                           4,077,468             3,316,631           2,063,996

  Interest expense                                          (2,010,597)           (2,036,484)         (1,686,830)

  Other non-operating income                                   414,733               288,178             193,319
                                                         ---------------       ---------------     --------------

  Income before income taxes                                 2,481,604             1,568,325             570,485

  Provision (benefit) for income taxes:
     Current                                                   254,971               153,245              87,119
     Deferred                                                  -                     -                  (420,000)
                                                         ---------------       ---------------     --------------
  Net income                                              $  2,226,633          $  1,415,080        $    903,366
                                                         ===============       ===============     ==============
  Earnings per common share:

     basic                                                $        .21          $        .13        $        .09
                                                         ===============       ===============     ==============
     diluted                                              $        .20          $        .12        $        .08
                                                         ===============       ===============     ==============

  The accompanying notes are an integral part of these financial statements.

                        ACR GROUP, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

   For the Fiscal Years Ended February 29, 2000 and February 28, 1999 and 1998


                                     No. of Shares                     Additional          Accumulated
                                        Issued          Par Value    Paid-In Capital         Deficit            Total
                                    ---------------    ------------ ------------------   ----------------   ---------------
  Balance, February 28, 1997            10,371,555        $103,716       $41,620,770      ($34,718,486)       $7,006,000

     Exercise of options                   262,462           2,624            (1,570)                              1,054

     Issuance of warrant                                                      50,000                              50,000

     Net income                                                                                903,366           903,366
                                    ---------------    ------------ ------------------   ----------------   ---------------

  Balance, February 28, 1998            10,634,017         106,340        41,669,200       (33,815,120)        7,960,420

     Exercise of options                    25,000             250            13,500                              13,750

     Exercise of warrant                       286               3                (3)                           -

     Issuance of warrant                                                       2,000                               2,000

     Net income                                                                              1,415,080         1,415,080
                                    ---------------    ------------ ------------------   ----------------   ---------------

  Balance, February 28, 1999            10,659,303         106,593        41,684,697       (32,400,040)        9,391,250

     Exercise of warrant                    11,331             113              (113)                           -

     Issuance of warrant                                                      12,000                              12,000

     Net income                                                                              2,226,633         2,226,633
                                    ---------------    ------------ ------------------   ----------------   ---------------

  Balance, February 29, 2000            10,670,634        $106,706       $41,696,584      ($30,173,407)      $11,629,883
                                    ===============    ============ ==================   ================   ===============

  The accompanying notes are an integral part of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the Fiscal Years Ended February 29, 2000 and February 28, 1999 and 1998


                                                                2000                 1999                  1998
                                                            -------------        -------------          ------------
  Operating activities:
     Net income                                              $2,226,633            $1,415,080             $903,366
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                           861,342               862,369              826,018
         Amortization                                           291,850               260,151              203,660
         Deferred income tax benefit                             -                     -                  (420,000)
         Issuance of warrants                                    12,000                 2,000               -
         Provision for bad debts                                568,465               569,138              832,515
         Loss (gain) on sale of assets                          (19,292)                  501                 (455)
         Changes in operating assets and liabilities:
           Accounts receivables                                (718,317)           (2,793,371)          (1,931,772)
           Inventory                                              4,079            (1,275,954)            (913,528)
           Prepaid expenses and other assets                     86,089                30,673             (373,327)
           Accounts payable                                  (2,772,895)              877,713            2,163,174
           Accrued expenses and other liabilities               152,022               410,553              (20,937)
                                                            -------------        -------------          ------------
  Net cash provided by operating activities                     691,976               358,853            1,268,714
                                                            -------------        -------------          ------------
  Investing activities:
     Acquisition of property and equipment                     (846,998)             (745,810)            (659,844)
     Acquisition of businesses, net of cash acquired             -                   (383,847)          (4,314,882)
     Proceeds from disposition of assets                         35,148                77,424              270,683
                                                            -------------        -------------          ------------
  Net cash used in investing activities                        (811,850)           (1,052,233)          (4,704,043)
                                                            -------------        -------------          ------------
  Financing activities:
     Proceeds from long-term debt                             1,686,877             2,084,262            7,243,588
     Payments on long-term debt                              (1,589,549)           (1,365,051)          (4,132,012)
     Exercise of stock options                                   -                     13,750                1,054
                                                            -------------        -------------          ------------
  Net cash provided by financing activities                      97,328               732,961            3,112,630
                                                            -------------        -------------          ------------
  Net increase (decrease) in cash                               (22,546)               39,581             (322,699)
  Cash at beginning of year                                     129,581                90,000              412,699
                                                            -------------        -------------          ------------
  Cash at end of year                                          $107,035              $129,581              $90,000
                                                            =============        =============          ============

                                  (continued)

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the Fiscal Years Ended February 29, 2000 and February 28, 1999 and 1998

                                                       2000              1999             1998
                                                   -------------    --------------   --------------
  Schedule of non-cash investing and financing
     activities:
     Acquisition of subsidiaries:
       Fair value of assets acquired                     -              $505,283       $5,740,545
       Fair value of liabilities assumed                 -              (111,283)      (4,099,618)
       Goodwill                                          -               456,000        3,389,970
       Notes payable to sellers                          -               328,253          762,903
     Purchase of property and equipment
       (net of cash):
       For notes payable                                 -                63,540           -
       Under capital leases                            218,485            98,365          190,239
     Sale of assets for note receivable                  -                -               201,136

  Supplemental cash flow information:
     Interest paid                                   2,125,482         2,043,789        1,499,458
     Federal income taxes paid                          35,000             5,900           21,300

   The accompanying notes are an integral part of these financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  -     Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------

Description of Business
-----------------------

  ACR Group, Inc.'s (the "Company") principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment, parts and supplies in the southeastern United States, Texas, Nevada, New Mexico, Colorado and southern California. The Company operates as a single segment.

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of ACR Group, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
-------------------

     Revenues are recognized at the time merchandise is either shipped or delivered to the customer.

Energy Services
---------------

     Revenues from energy service contracts are recognized when the related energy cost savings are billed to the user. In fiscal 2000, the Company's contract with its last energy services customer was terminated. The Company finalized all invoicing in early fiscal 2001. These revenues are insignificant to the sales of the Company and are presented net of costs to provide such services.

Inventories
-----------

     Inventories are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale. The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia and Memphis, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. The cost of such inventory held in the bonded warehouses was $11,864,555 at February 29, 2000 and $6,182,556 at February 28, 1999.

     The terms of the consignment agreement with the supplier further provide that the Company must purchase merchandise not sold within a specified period of time. The Company believes that substantially all consigned merchandise will be sold in the ordinary course of business before any purchase obligation is incurred.

Property and Equipment
----------------------

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

Goodwill
--------

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

Income Taxes
------------

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

Stock-Based Compensation
------------------------

     The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting.

Supplier/Sources of Supply
--------------------------

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

Recently Issued Accounting Standards
------------------------------------

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133" ("SFAS 137") which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. The Company plans to adopt SFAS 133 no later than February 28, 2001. The change is not expected to have a significant effect on the Company's financial statements.

  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively effective March 1, 1999. In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 on March 1, 1999. The adoption of these statements did not have a material effect on the Company's consolidated financial position or results of operations.

2  - Acquisitions
     ------------

     On September 9, 1997, the Company, through a wholly owned subsidiary, acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company ("CHS"). CHS was paid $4,626,315 cash at closing, and received a promissory note ("Note") for $1,200,000. The liabilities assumed by the Company's subsidiary included $1,200,000 owed by CHS to certain of its shareholders, which was paid in full at closing by the Company's subsidiary. The Note is to be repaid in three annual principal installments of $400,000 each, plus accrued interest at the prime rate plus 1/2%, beginning August 31, 1998, and is secured by a first lien on machinery and equipment purchased from CHS that is used to fabricate sheet metal products.
The Note is subordinated to the Company's indebtedness to its senior secured lender (Note 4).

     In January 1999, the Company, through a wholly owned subsidiary, entered into a Purchase Agreement pursuant to which it acquired all of the issued and outstanding capital stock of Beaumont A/C Supply, Inc. ("BACS"), a Texas corporation for $850,000. As consideration for the acquisition, the Company paid $521,747 cash and issued a promissory note for $328,253. The note shall be due and payable in 12 quarterly installments of principal and interest commencing March 31, 1999. The excess of the final purchase price over the estimated fair value of the net assets acquired was $456,000, which was recorded as goodwill. Pro forma results of operations relating to this acquisition are not presented because the effects of the acquisition would not be material.

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

3  - Property and Equipment
     ----------------------

     Property and equipment consisted of the following at the end of February:

                                                            2000                     1999
                                                        ------------             -----------
Land                                                       $224,593                 $224,593
Building and leasehold improvements                       1,830,967                1,654,758
Furniture and fixtures                                      205,029                  202,525
Vehicles                                                  1,462,752                1,530,580
Other equipment                                           3,576,185                3,197,891
Energy management equipment                                 223,111                  223,111
                                                        -----------               ----------
                                                          7,522,637                7,033,458
Less accumulated depreciation                            (3,833,189)              (3,337,596)
                                                        -----------               ----------
Net property and equipment                               $3,689,448               $3,695,862
                                                        ===========               ==========

     Capitalized lease assets of $1,126,627 and $1,171,694 together with accumulated amortization of $620,762 and $627,811 are included in property and equipment as of February 29, 2000 and February 28, 1999, respectively. Amortization expense is included with depreciation expense.

4  - Debt
     ----

     Debt is summarized as follows at the end of February:

                                                              2000                       1999
                                                           -----------                -----------
Revolving line of credit                                   $16,086,710                $14,579,715
Notes payable - Catalyst Fund and affiliate                  1,466,559                  1,929,059
Notes payable to sellers of companies
   acquired (note 2)                                           742,604                  1,421,622
Real estate loan                                               295,020                    323,820
Equipment term loan                                            252,255                    346,851
Other                                                           57,879                    107,004
                                                           -----------                -----------
                                                            18,901,027                 18,708,071

Less current maturities                                     (1,597,790)                (1,314,039)
                                                           -----------                -----------
Long-term debt, less current maturities                    $17,303,237                $17,394,032
                                                           ===========                ===========

     The Company has a revolving line of credit arrangement with a commercial bank ("Bank") pursuant to which, at February 29, 2000, the Company could borrow up to $18 million. Borrowings under the facility bear interest, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3%, payable monthly. At February 29, 2000, the Company had elected the prime rate option (8.50%) for all available amounts under the facility. As of February 29, 2000, the Company's available credit under the facility was approximately $ 1.2 million. In May 2000, the Company and the Bank amended the underlying loan agreement ("New Agreement") such that the maximum amount that may be borrowed under the revolving line of credit was increased to $25 million, including up to $1 million for letters of credit. Pursuant to the New Agreement, the interest rate on borrowings under the revolving credit facility is based on either the Bank's prime rate or LIBOR and varies depending on the Company's leverage ratio, as defined, determined quarterly. As of the date of the New Agreement, the applicable interest rate was at the prime rate or LIBOR plus 2.25%. Borrowings under the New Agreement are limited to 85% of eligible account receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). Restrictive covenants of the New Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios.
The New Agreement terminates in May 2003, but is automatically extended for one-year periods unless either party gives notice of termination to the other. Prepayment penalties apply if the revolving credit facility is prepaid during the first two years of the term.

     In January 1998, the Company obtained loans aggregating $1.54 million from The Catalyst Fund, Ltd. ("Catalyst") and an affiliate of Catalyst to pay certain outstanding indebtedness to St. James Capital Partners, L.P. ("St. James"), and also borrowed

$450,000 from Catalyst for an acquisition. The Company previously borrowed $1 million from Catalyst in 1993. Such borrowings all bear interest at 12 1/2% per annum, payable monthly, and have varying principal repayment schedules. The aggregate outstanding principal at February 29, 2000 is to be repaid in monthly installments of $48,750 from September 1999 through August 2001 and $30,000 from September 2001 through January 2003. The Catalyst loans are all secured by the stock and operating assets of certain of the Company's subsidiaries and an assignment of proceeds from life insurance policies on the Company's President. Catalyst has subordinated its security interests to the Bank. In connection with the January 1998 loans, the Company granted Catalyst a warrant to purchase 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 28, 2003. The proceeds of the January 1998 loans were allocated between the debt and the warrant, resulting in a debt discount of $50,000, which is being amortized to expense over the term of the loan. In connection with the 1993 loan, the Company granted Catalyst a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $0.59 per share and, in connection with the amendment to the repayment schedule of the 1993 loan during fiscal 1998, the expiration date of the warrant was extended until February 28, 2003 (see Note 7). Covenants of the Company's loan agreement with Catalyst, which covers all of the Catalyst loans, prohibit dividends and restrict additional borrowings without Catalyst's consent, and also require the Company to maintain specified financial ratios.

     The notes payable to sellers include debt incurred in connection with three acquisitions from fiscal 1996 to fiscal 1999 and are payable in installments over terms of three to five years. Such notes bear interest at rates from prime plus 1/2% (9.00% at February 29, 2000) to 10%. Certain seller notes are secured by a first lien on certain production machinery and real property. All of the notes payable to sellers are subordinated to the Company's indebtedness to the Bank.

     The Company also has mortgage indebtedness to the Bank, which is secured by a deed of trust on both the land and building occupied by a branch facility in the Houston area. At February 29, 2000 the note was being repaid in equal monthly principal installments of $2,400, plus interest. The Company also has a term loan facility with the Bank to finance capital expenditures. The balance owing under the term loan facility at February 29, 2000 is being repaid at $7,883 monthly, plus interest, with the unpaid balance due and payable at the end of February 2002. The New Agreement provides a term loan facility of $4 million for the purchase of real estate and improvements, including the balance of the Company's existing mortgage indebtedness to the Bank. The New Agreement further provides a new capital expenditure term loan facility of $1 million. Borrowings under the real estate and new capital expenditure term loan facilities are payable in equal monthly principal installments plus interest over ten years and five years, respectively. The applicable interest rates vary depending on the Company's leverage ratio. The New Agreement also provides that the Company may borrow up to $5 million for the acquisition of other businesses ("Acquisition Facility"), subject to approval by the Bank of specific transactions. Borrowings under the Acquisition Facility may be either unsecured or secured by capital assets of the acquired business. The borrowings are to be repaid in equal monthly principal installments over three years, if unsecured, and seven years, if secured, plus interest at 1/2 to 1% above prime, or 2 3/4 to 3% over LIBOR.

     Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

     Future maturities of debt are $1,597,790 in 2001, $16,860,480 in 2002, and $442,757 in 2003.

5  - Lease Commitments
     -----------------

     The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:

                                                                         Capital lease
                   Year ending February 29 or 28,                           payments
                   ------------------------------                        -------------
                                2001                                         $208,693
                                2002                                           97,257
                                2003                                           66,622
                                2004                                           29,122
                                2005                                            6,414
                                                                             --------
      Total minimum lease payments                                            408,108

      Less amounts representing interest                                      (22,028)
                                                                             --------
      Present value of future minimum lease payments                          386,080

      Less current maturities of capital lease obligations                   (190,465)
                                                                             --------
      Long-term obligations under capital leases                             $195,615
                                                                             ========

     Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations and various office equipment and vehicles under non-cancelable operating lease agreements that expire at various dates through 2009. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company's lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are: $3,168,182 in 2001, $2,578,393 in 2002, $2,084,217 in 2003,
$1,582,891 in 2004, $885,796 in 2005 and $1,204,470 after 2005.

     Rental expenses were $3,012,236, $2,414,026 and $1,800,350 in 2000, 1999 and 1998, respectively.

6  - Income Taxes
     ------------

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

                                                      Year Ended February 29 or 28,
                                            ---------------------------------------------------
                                                2000                1999                1998
                                            -----------         -----------        ------------
Tax at statutory rate                         $843,745            $533,231            $193,965
Increase (reduction) in tax expense
   resulting from:
   Change in valuation allowance            (1,558,282)           (588,631)           (650,299)
   Nondeductible expenses                       80,531              61,288              57,868
   Expired tax credits and other               888,977             147,357              65,585
                                            ----------            --------           ---------
Actual income tax provision (benefit)         $254,971            $153,245           ($332,881)
                                            ==========            ========           =========

     As of February 29, 2000 and February 28, 1999, the Company had net operating loss carryforwards of $28.9 million and $31.5 million, respectively, which are available to offset future taxable income, substantially all of such carryforwards will expire by 2003. In addition, as of February 28, 1999, the Company had investment and research and development tax credit carryforwards of approximately $0.8 million which expired during fiscal 2000. For financial reporting purposes, the Company has recognized a valuation allowance of $9.0 million and $10.6 million as of February 29, 2000 and February 28, 1999, respectively, to offset the deferred tax assets related primarily to the loss carryforward and the credit carryforwards. The decrease in the valuation allowance for fiscal 1998, 1999 and 2000 was principally due to the recognition of net operating loss carryforwards which had previously not been recognized. There are no other significant components of the Company's deferred tax assets and liabilities as of February 29, 2000.

7  - Stock Option Agreements and Equity Transactions
     -----------------------------------------------

     Pursuant to an employment contract that expired February 28, 1998, the President of the Company was granted 125,000 shares of the Company's common stock ("Stock"), valued at $125,000, during fiscal 1997. In addition, he received options to purchase 125,000 shares of Stock which are presently exercisable at prices from $.76 to $2.81 per share and expire from May 1999 to June 2002. During fiscal 1998, the President exercised options for 8,437 shares at $.13 per share and 325,000 shares at $.49 per share in a cashless exercise that resulted in the issuance of 254,025 shares of Stock. During fiscal 2000, the President exercised options for 25,000 shares at $.76 per share in a cashless exercise that resulted in the issuance of 11,331 shares of Stock. Effective March 1, 1998, both the President and the Chief Financial Officer of the Company entered into employment contracts that expire February 28, 2002 and in connection therewith, were granted options to purchase 300,000 and 100,000 shares of Stock, respectively, at $2.24 per share. Such options vest on March 1, 2006. The option agreements further provide for accelerated vesting if the market price of Stock, as defined in the agreements, reaches specified levels prior to the stated vesting date.

     In connection with its financing provided to the Company, St. James received a warrant to acquire 280,000 shares of the Company's common stock at an exercise price of $1.625 per share, exercisable at any time before January 2002. In connection with its loan to the Company, Catalyst received a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $.59 per share, exercisable at any time before February 2003. See Note 4. In connection with a January 1998 loan to the Company (see Note 4) Catalyst and an affiliate received warrants to purchase an aggregate of 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 2003. Certain of these warrants outstanding, pursuant to which 1,175,000 shares of common stock may be acquired, contain a put option under certain limited circumstances. The features enabling the holder to exercise the put option are either within management's control or, at the Company's option, provide for a net cash or net share (non-redeemable preferred shares with a defined coupon rate) settlement.

     During fiscal 1999, the Company engaged Magnum Financial Group, L.L.C. ("Magnum") to promote interest in the Company's equity securities. In connection with these activities, Magnum received warrants to acquire 75,000 shares of the Company's common stock with exercise prices for 25,000 shares each at $2.50, $3.00 and $3.50 per share. The warrants are immediately vested and can be exercised at any time before December 2001. The weighted average fair value of the warrants at the date of grant was approximately $.20 per share and is being recognized as compensation expense over the service period.

     In fiscal 1997, the Company established the 1996 Stock Option Plan for key employees and directors of the Company and its subsidiaries. The plan provides for granting up to 500,000 non-qualified and/or incentive stock options. 161,500 and 134,500 options were granted in fiscal 2000 and 1998 respectively (none in fiscal year 1997 or 1999) of which 24,000 and 19,500 expired in fiscal 2000 and 1999, respectively, and 247,500 shares of common stock were available for future grants at February 29, 2000. Options granted under the plan are immediately vested.

     A summary of the Company's stock option activity and related information follows:


                                                                     Year Ended February 29 or 28,
                                            ---------------------------------------------------------------------------------
                                                     2000                       1999                         1998
                                            -----------------------    -----------------------------  -----------------------
                                                          Weighted                       Weighted                    Weighted
                                                           Average                        Average                     Average
                                                          Exercise                       Exercise                    Exercise
                                             Options        Price         Options          Price        Options        Price
                                            ------------ ----------    --------------   -----------    -----------   ---------
  Outstanding - beginning of year              655,000        $2.18          299,500         $1.96        423,437        $0.53
       Granted                                 161,500         1.50          410,000          2.24        209,500         2.51
       Exercised                               (25,000)        0.76          (25,000)         0.55       (333,437)        0.48
       Forfeited                               (24,000)        1.73          (29,500)         2.29              -            -
                                               -------                      --------                     --------
  Outstanding - end of year                    767,500         2.09          655,000          2.18        299,500         1.96
  Exercisable - end of year                    199,667         2.17          201,667          1.96        200,000         1.69
  Weighted average fair value of
     options granted during year                 $0.85                         $1.58                        $1.38

40,000 and 584,500 options outstanding at February 29, 2000 have a weighted average exercise price of $.74 and $2.35 per share with ranges from $.70 to $.77 and $1.88 to $2.81 per share. These options have a weighted average contractual life remaining of less than one year and 3.5 years. 143,000 options outstanding at February 29, 2000 have a weighted average exercise price of $1.50 per share and a weighted average contractual life remaining of 4.1 years.

     Pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during fiscal 2000, 1999 and 1998, the following assumptions were used:

     -   Expected life of 5 to 8 years
     -   No expected dividend yield
     - Expected volatility of .610 in fiscal 2000 and 1999 with .622 in fiscal 1998
     -   Risk-free interest rate of 5.0%

     The Company's pro forma information follows:

                                                     Year Ended February 29 or 28,
                                             --------------------------------------------------
                                                2000                1999                1998
                                             ----------          ----------           ---------
  Pro forma net income                       $2,081,672          $1,284,244            $738,487
  Pro forma basic earnings per share              $0.20               $0.12               $0.07
  Pro forma diluted earnings per share            $0.18               $0.11               $0.06

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

8  -  Profit Sharing Plan
      -------------------

     The Company has a qualified profit sharing plan ("Plan") under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant's contributions, not to exceed 3% of each participant's compensation. Company contributions to the Plan were $198,784, $171,786 and $138,416 for fiscal 2000, 1999 and 1998, respectively.

9  -  Earnings per Share
      ------------------

     The numerator used in the calculations of both basic and diluted earnings per share for all periods presented was net income. The denominator for each period presented was determined as follows:

                                                                         Year Ended February 29 or 28,
                                                            --------------------------------------------------------
                                                                2000                 1999                  1998
                                                            ------------         -------------         -------------
  Denominator:
  Denominator for basic earnings per share -
     weighted average shares                                 10,667,801            10,637,123            10,376,886

  Effect of dilutive securities:
     Employee stock options                                      21,819                49,245               268,842
     Warrants                                                   582,495               665,431               912,280
     Convertible debt                                             -                     -                   452,483
                                                            ------------         -------------         -------------
  Dilutive potential common shares                              604,314               714,676             1,633,605
                                                            ------------         -------------         -------------
  Denominator for diluted earnings per share -
     adjusted weighted average shares and
     assumed conversions                                     11,272,115            11,351,799            12,010,491
                                                            ============         =============         =============


10 - Quarterly Results (Unaudited)
     -----------------------------

  In thousands of dollars
  (except per share amounts)                                    Quarter
                                        --------------------------------------------------------
                                          First          Second          Third          Fourth
                                        ----------     -----------     ----------     ----------
  Fiscal Year Ended February 29, 2000
  -----------------------------------
  Sales                                   $33,206        $38,107         $29,198        $25,957
  Gross Profit                              7,196          8,278           6,660          6,001
  Net Income                                  652          1,614             381           (420)
  Earnings Per Common Share:
     Basic                                   0.06           0.15            0.04          (0.04)
     Diluted                                 0.06           0.14            0.03          (0.04)

  Fiscal Year Ended February 28, 1999
  -----------------------------------
  Sales                                    28,152         36,843          27,676         25,216
  Gross Profit                              5,818          7,510           5,936          5,508
  Net Income                                  385          1,267             329           (566)
  Earnings Per Common Share:
     Basic                                   0.04           0.12            0.03          (0.05)
     Diluted                                 0.03           0.11            0.03          (0.05)

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



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)(1) Financial Statements included in Item 8.

             See Index to Financial Statements of ACR Group, Inc. set forth in
       Item 8, Financial Statements and Supplementary Data.


(a)(2) Index to Financial Statement Schedules included in Item 14.

             The following financial statement schedule for the years ended February 29, 2000 and February 28, 1999 and 1998 is included in this report:

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

Exhibit Number      Description
--------------      -----------


     * 3.1          Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-
                    K)

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

     * 3.4          Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to
                    1993 10-K)

     * 4.1          Specimen of Common Stock Certificate of ACR Group, Inc.
                    (Exhibit 4.1 to 1993 10-K)

     *10.1 Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.1 to 1998 10-K)

     *10.2 Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.2 to 1998
                    10-K)

     *10.3          Employment Agreement between the Company and Anthony R.
                    Maresca dated as of March 1, 1998 (Exhibit 10.3 to 1998 10-
                    K)

     *10.4          Stock Option Agreement between the Company and Anthony R.
                    Maresca dated as of March 1, 1998 (Exhibit 10.4 to 1998 10-
                    K)

     *10.5 Registration Rights Agreement by and between the Company, Alex Trevino, Jr. and Anthony R. Maresca (Exhibit 10.5 to 1998 10-K)

     *10.6 Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company, ACR Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply, Inc., as Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)

     *10.7          First Amendment to Note Agreement by and among The
                    Catalyst Fund, Ltd., the Company, ACR Supply, Inc., Total Supply, Inc. f/k/a Fabricated Systems, Inc., Heating and Cooling Supply, Inc. and West Coast HVAC Supply, Inc., dated as of April 14, 1997 (Exhibit 10.7 to 1998 10-K)

     *10.8 Second Amendment and Restated Note Agreement by and between the Company, all subsidiaries of the Company, The Catalyst Fund, Ltd., and Southwest/Catalyst Capital, Ltd., dated as of January 28, 1998 (Exhibit 10.8 to 1998 10-K)

     *10.9 Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.9 to 1998 10-K)

     *10.10 Warrant for the Purchase of 50,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.10 to 1998 10-K)

     *10.11 Warrant for the Purchase of 125,000 Shares of Common Stock of the Company issued to Southwest/Catalyst Capital, Ltd. dated January 28, 1998 (Exhibit 10.11 to 1998 10-K)

     *10.12 Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated as of January 28, 1998 (Exhibit
                    10.12 to 1998 10-K)

     *10.13 Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

     *10.14 Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated as of August 27, 1997 (Exhibit 10.1 to August 31, 1997 10-Q)

     *10.15 First Amendment to Loan and Security Agreement by and between the Company and NationsBank of Texas, N.A. dated as of September 9, 1997 (Exhibit 10.2 to August 31, 1997 10-Q)

     10.15A Amended and restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000.

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

     23.1           Consent of Independent Auditors

     27.1           Financial Data Schedule

(b)      Reports on Form 8-K

               No report on Form 8-K was filed during the period from December 1, 1999 to February 29, 2000.

(c)      Exhibits
               See Item 14(a)(3), above.

(d)      Financial Statement Schedule

                                                                     SCHEDULE II
                        ACR GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

   For the Fiscal Years Ended February 29, 2000 and February 28, 1999 and 1998


                                                                Additions
                                               Balance at      Charged to        Charged to                          Balance at
                                               beginning        costs and          other                               end of
                   Description                 of period        expenses          accounts        Deductions          period
                   -----------               ---------------   -------------    -------------   --------------    ---------------

     Year ended February 29, 2000:

        Allowance for doubtful accounts:
          Accounts receivable                   $684,487         $568,465         $   --        $720,652 (1)        $532,300


     Year ended February 28, 1999:

        Allowance for doubtful accounts:
          Accounts receivable                    762,709          569,138            9,931 (2)   657,291 (1)         684,487


     Year ended February 28, 1998:

        Allowance for doubtful accounts:
          Accounts receivable                    584,024          832,515          108,355       762,185 (1)         762,709

(1) Accounts/notes and related allowance written off.
(2) Allowance related to accounts receivable of acquired companies.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACR GROUP, INC.


Date:  May 26, 2000           By:   /s/ Anthony R. Maresca
                                    ----------------------
                                    Anthony R. Maresca
                                    Senior Vice President and
                                    Chief Financial Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature


/s/ Alex Trevino, Jr.         Chairman of the Board,             May 26, 2000
----------------------         President and
Alex Trevino, Jr.             Chief Executive Officer
                              (Principal executive officer)


/s/ Anthony R. Maresca        Senior Vice President,             May 26, 2000
----------------------        Chief Financial Officer
Anthony R. Maresca            and Director
                              (Principal financial and
                              accounting officer)



/s/ Ronald T. Nixon           Director                           May 26, 2000
----------------------
Ronald T. Nixon



/s/ Roland H. St. Cyr         Director                           May 26, 2000
----------------------
Roland H.  St. Cyr


/s/ A. Stephen Trevino        Director                           May 26, 2000
----------------------
A.  Stephen Trevino

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------


     * 3.1          Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-
                    K)

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

     * 3.4          Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to
                    1993 10-K)

     * 4.1          Specimen of Common Stock Certificate of ACR Group, Inc.
                    (Exhibit 4.1 to 1993 10-K)

     *10.1 Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.1 to 1998 10-K)

     *10.2          Stock Option Agreement between the Company and Alex
                    Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.2 to 1998 10-K)

     *10.3          Employment Agreement between the Company and Anthony R.
                    Maresca dated as of March 1, 1998 (Exhibit 10.3 to 1998 10-
                    K)

     *10.4          Stock Option Agreement between the Company and Anthony R.
                    Maresca dated as of March 1, 1998 (Exhibit 10.4 to 1998 10-
                    K)

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

                    Supply, Inc. f/k/a Fabricated Systems, Inc., Heating and Cooling Supply, Inc. and West Coast HVAC Supply, Inc., dated as of April 14, 1997 (Exhibit 10.7 to 1998 10-K)

     *10.8 Second Amendment and Restated Note Agreement by and between the Company, all subsidiaries of the Company, The Catalyst Fund, Ltd., and Southwest/Catalyst Capital, Ltd., dated as of January 28, 1998 (Exhibit 10.8 to 1998 10-K)

     *10.9 Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.9 to 1998 10-K)

     *10.10 Warrant for the Purchase of 50,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.10 to 1998 10-K)

     *10.11 Warrant for the Purchase of 125,000 Shares of Common Stock of the Company issued to Southwest/Catalyst Capital, Ltd. dated January 28, 1998 (Exhibit 10.11 to 1998 10-K)

     *10.12 Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated as of January 28, 1998 (Exhibit
                    10.12 to 1998 10-K)

     *10.13 Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

     *10.14 Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated as of August 27, 1997 (Exhibit 10.1 to August 31, 1997 10-Q)

     *10.15 First Amendment to Loan and Security Agreement by and between the Company and NationsBank of Texas, N.A. dated as of September 9, 1997 (Exhibit 10.2 to August 31, 1997 10-Q)

     10.15A Amended and restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000.

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