Form 10-Q
period 2000-05-31
ACR GROUP INC
filed 2000-07-14
CIK 711307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


                        Commission file number 0-12490


                                ACR GROUP, INC.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Texas                                           74-2008473
-----------------------------------             --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                  Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas           77042-6039
----------------------------------------------  --------------------------------
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

Shares of Common Stock outstanding at June 30, 2000 - 10,670,634.

                        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                ASSETS

                                                May 31,      February 29,
                                                 2000            2000
                                              -----------    -----------
                                              (Unaudited)
Current assets:
 Cash                                         $   252,796    $   107,035
 Accounts receivable, net                      17,389,413     14,358,891
 Inventory                                     19,745,756     18,445,097
 Prepaid expenses and other                       478,833        386,896
 Deferred income taxes                            487,000        487,000
                                              -----------    -----------

          Total current assets                 38,353,798     33,784,919
                                              -----------    -----------

Property and equipment, net of accumulated
 depreciation                                   4,168,159      3,689,448
Deferred income taxes                             973,000        973,000
Goodwill, net of accumulated amortization       6,371,540      6,023,207
Other assets                                      433,568        370,929
                                              -----------    -----------

                                              $50,300,065    $44,841,503
                                              ===========    ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt
   and capital lease obligations              $ 1,489,120    $ 1,788,255
 Accounts payable                              15,393,286     12,182,803
 Accrued expenses and other liabilities         1,785,458      1,741,710
                                              -----------    -----------
           Total current liabilities           18,667,864     15,712,768

Long-term debt and capital lease obligations,
 less current maturities                       19,798,983     17,498,852
                                              -----------    -----------
           Total liabilities                   38,466,847     33,211,620
                                              -----------    -----------

Shareholders' equity:
 Common stock                                     106,706        106,706
 Additional paid-in capital                    41,699,584     41,696,584
 Accumulated deficit                          (29,973,072)   (30,173,407)
                                              -----------    -----------
           Total shareholders' equity          11,833,218     11,629,883
                                              -----------    -----------

                                              $50,300,065    $44,841,503
                                              ===========    ===========

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three months ended
                                                         May 31,
                                                -------------------------
                                                   2000         1999
                                                ----------  -------------

Sales                                           $33,178,455   $33,205,918
Cost of sales                                    26,063,104    26,010,335
                                                -----------   -----------

Gross profit                                      7,115,351     7,195,583

Selling, general and administrative expenses     (6,453,451)   (6,071,758)
Other operating income (expense)                     34,507        (8,006)
                                                -----------   -----------

Operating income                                    696,407     1,115,819

Interest expense                                   (543,523)     (491,941)
Other non-operating income                           80,801        87,397
                                                -----------   -----------

Income before income taxes                          233,685       711,275
Provision for income taxes                           33,350        59,330
                                                -----------   -----------

Net income                                      $   200,335   $   651,945
                                                ===========   ===========

Weighted average shares outstanding:
  Basic                                          10,670,634    10,659,303
  Diluted                                        11,326,275    11,270,000

Earnings per common share:
  Basic                                         $       .02   $       .06
  Diluted                                               .02           .06




                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Three months ended
                                                             May 31,
                                                    -------------------------
                                                        2000          1999
                                                    -----------   -----------

Operating activities:
 Net income                                         $   200,335   $   651,945
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                        286,624       290,580
   Other                                                  5,721        (5,543)
   Changes in operating assets and liabilities:
     Accounts receivables                            (2,639,852)   (2,949,423)
     Inventory                                         (938,086)   (2,048,536)
     Prepaid expenses and other assets                 (223,656)       65,294
     Accounts payable                                 2,414,345     3,693,209
     Accrued expenses and other liabilities              28,624        41,523
                                                    -----------   -----------

Net cash used in operating activities                  (865,945)     (260,951)
                                                    -----------   -----------

Investing activities:
 Acquisition of property and equipment                 (689,195)     (349,303)
 Acquisition of business, net of cash acquired         (200,643)            -
 Proceeds from disposition of assets                      1,200         2,500
                                                    -----------   -----------

Net cash used in investing activities                  (888,638)     (346,803)
                                                    -----------   -----------

Financing activities:
 Net borrowings on revolving credit facility          2,193,021       882,211
 Payments on long-term debt                            (292,677)     (272,998)
                                                    -----------   -----------

Net cash provided by financing activities             1,900,344       609,213
                                                    -----------   -----------

Net increase in cash                                    145,761         1,459
Cash at beginning of year                               107,035       129,581
                                                    -----------   -----------

Cash at end of period                               $   252,796   $   131,040
                                                    ===========   ===========


Schedule of non-cash investing and
 financing activities:
 Acquisition of subsidiaries:
   Fair value of assets acquired                    $   793,712   $         -
   Fair value of liabilities assumed                    817,915             -
   Goodwill                                             404,203             -
   Notes payable to sellers                             152,000             -
Purchase of property and equipment under capital
   leases (net of cash)                                  63,550       119,130



                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1 - Basis of Presentation
    ---------------------

    The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended May 31, 2000 is not necessarily indicative of the results to be expected for the full year.

    Substantially all inventories represent finished goods held for sale.

2 - Contingent Liabilities
    ----------------------

    The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Colorado and Tennessee, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of May 31, 2000, the cost of such inventory held in the bonded warehouses was $13,178,294.

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

4 - Debt
    ----

    The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). The maximum amount that may be borrowed under the revolving line of credit is $25 million, including up to $1 million for letters of credit. At May 31, 2000, the Company had $18.5 million outstanding under this credit facility and a maturity date set for May 2003, with an automatic extension for one-year periods unless either party gives notice of termination to the other.

5 - Earnings Per Share
    ------------------

    The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended May 31,
                                                    ---------------------------------
                                                        2000                 1999
                                                    ------------         ------------
Numerator:
Net income                                          $    200,335         $    651,945

Numerator for basic and diluted
 earnings per share - income
 available to common stockholders                   $    200,335         $    651,945
                                                    ============         ============

Denominator:

Denominator for basic earnings per
 share - weighted average shares                      10,670,634           10,659,303

Effect of dilutive securities:

 Employee stock options                                   28,822               30,327

 Warrants                                                626,819              580,370
                                                    ------------         ------------
Dilutive potential common shares                         655,641              610,697
                                                    ------------         ------------

Denominator for diluted earnings
 per share -  adj. weighted average
 shares and assumed conversions                       11,326,275           11,270,000
                                                    ============         ============
Basic earnings per share                            $        .02         $        .06
                                                    ============         ============
Dilutive earnings per share                         $        .02         $        .06
                                                    ============         ============

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results of Operations for the Three-Month Periods Ended May 31,
-----------------------------------------------------------------------------
2000 and May 31, 1999
---------------------

     Net income decreased to $200,335 in the quarter ended May 31, 2000 (fiscal
2001) from $651,945 in the quarter ended May 31, 1999 (fiscal 2000), a decrease of 69%. The decline in results of operations in fiscal 2001 was generally attributable to a decline in same store sales, which was particularly significant during the month of April, and to the expenses associated with a branch operation in Nashville, TN that was opened in December 1999, and a branch operation in El Paso, TX that was acquired in April 2000.

     Consolidated sales were unchanged in the quarter ended May 31, 2000 compared to the quarter ended May 31, 1999. Same store sales for the 36 branches open for more than one year at the beginning of the quarter decreased 4% in the quarter ended May 31, 2000, compared to an increase of 19% in the quarter ended May 31, 1999. Those operations of the Company located in Colorado, New Mexico and Nevada, which have a greater concentration of sales to the new construction segment of the market than the Company's operations in other geographic areas, experienced a 14% decline in same store sales in the first quarter. Sales in the far western U.S. experienced strong gains as unseasonably warm weather created a strong demand for air conditioning products.

     The Company's gross margin percentage on sales was 21.4% for the quarter ended May 31, 2000, compared to 21.7% in 1999. Such decline arose principally because of efforts at the Company's operations in Florida to sell the remaining inventory of a discontinued equipment product line. This activity was substantially completed in the first quarter, and the Company expects the gross margin percentage at the Florida operations to return to customary levels in the second quarter of fiscal 2001.

     Selling, general and administrative ("SG&A") expenses increased 6% in the quarter ended May 31, 2000 compared to the same quarter of 1999. Expressed as a percentage of sales, SG&A expenses increased from 18.3% in 1999 to 19.5% in 2000. The costs associated with the branches opened or acquired after the end of the quarter ended May 31, 1999, together with increases in payroll and fuel costs and the unchanged consolidated sales volume, accounted for such percentage increases.

     Interest expense increased 10% from 1999 to 2000 as a result of both higher interest rates on the Company's variable rate debt, and greater average outstanding borrowings under the Company's working capital line of credit. As a percentage of sales, interest expense has increased from 1.48% in 1999 to 1.64% in 2000. The additional borrowings were used principally to reduce trade liabilities in order to obtain additional payment discounts. In the quarter ended May 31, 2000, such payment discounts increased 49% over the same quarter in 1999.

     The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Liquidity and Capital Resources
-------------------------------

     Working capital increased 9% from February 29, 2000 to May 31, 2000, compared to 7% increase in the same period in 1999. Gross accounts receivable represented 46 days of gross sales as of May 31, 2000, compared to 48 days of gross sales in receivables at May 31, 1999, reflecting an increase in May 2000 sales over the preceding year and positive collection efforts. An increase in inventory during the first fiscal quarter is customary as the Company plans its stocking levels for expected second quarter sales, which are greater than any other fiscal quarter. However, management has emphasized efforts to control inventory levels, and the increase in inventory from the end of February to the end of May was only 7% in 2000, compared to 11% in 1999.

     In May 2000, the Company amended its loan agreement with a commercial bank ("Bank") in order to expand its credit facilities. The new credit facilities include a $25 million revolving line of credit, a $1 million capital expenditure term loan facility, a $4 million term loan facility for the purchase of real estate and improvements, an acquisition line of credit of up to $5 million. Borrowings under the revolving line of credit are limited to certain specified percentages of accounts receivable and inventory and, at May 31, 2000, the Company had available credit of $2.4 million under the revolver. At May 31, 2000, no funds were borrowed under either of the new term loan facilities or the acquisition line of credit. At May 31, 2000, the outstanding balance on both the revolving credit line and the term loan facilities bear interest at the prime rate (presently 9.50%), adjusted monthly.

     The Company has undertaken a branch expansion plan and expects to open as many as eight new branch operations during the second and third quarters of fiscal 2001. Based on its prior experience, management believes that such branches will require approximately $3 to $3.5 million in capital for leasehold improvements, warehouse equipment, accounts receivable and inventory. In addition, management expects to utilize approximately $3.4 million of the real estate term loan facility during the second quarter of fiscal 2001 in order to construct additional warehouse space for its filter manufacturing business and to acquire certain facilities occupied by branch operations in Colorado and New Mexico. Management believes that its revolving credit facility will be adequate to finance the Company's working capital requirements of its existing and planned new operations for the foreseeable future.

     The Company has approximately $29 million in tax loss carryforwards which expire by fiscal 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Seasonality
-----------

     The Company's sales volume and, accordingly, its operating income vary significantly during its fiscal year. The highest levels of sales occur during the times of the year when climatic conditions require the greatest use of air conditioning, since the Company's operations are concentrated in the warmer sections of the United States. Accordingly, sales will be highest in the Company's second quarter ending August 31, and will be lowest in its fourth quarter.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At May 31, 2000 the Company had $18.5 million outstanding under its senior credit facility. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall costs as compared with fixed-rate borrowings.


                          PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits.   Financial Data Schedule                                   27.1

(b)   Reports on Form 8-K. None.


                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ACR GROUP, INC.



       July 14, 2000                /s/ Anthony R. Maresca
-----------------------------       ---------------------------------------
Date                                Anthony R. Maresca
                                    Senior Vice-President and
                                    Chief Financial Officer