Form 10-Q
period 2000-08-31
ACR GROUP INC
filed 2000-10-16
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------
                                             Commission file number 0-12490


                               ACR GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of  registrant as specified in its charter)


              Texas                                        74-2008473
----------------------------------            ----------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas               77042-6039
----------------------------------------------     -----------------------------
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

Shares of Common Stock outstanding at September 30, 2000 - 10,681,294.

                        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                       ACR GROUP, INC, AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             August 31,       February 29,
                                                               2000              2000
                                                            -----------       -----------
                                                            (Unaudited)
Current assets:
   Cash                                                      $    129,453    $    107,035
   Accounts receivable, net                                    19,231,891      14,358,891
   Inventory                                                   22,070,280      18,445,097
   Prepaid expenses and other                                     549,965         386,896
   Deferred income taxes                                          487,000         487,000
                                                             ------------    ------------

                  Total current assets                         42,468,589      33,784,919
                                                             ------------    ------------

Property and equipment, net of accumulated
   depreciation                                                 5,729,492       3,689,448
Deferred income taxes                                             973,000         973,000
Goodwill, net of accumulated amortization                       6,313,783       6,023,207
Other assets                                                      482,737         370,929
                                                             ------------    ------------

                                                             $ 55,967,601    $ 44,841,503
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
      and capital lease obligations                          $  1,105,752    $  1,788,255
   Note payable - revolving line of credit                     18,665,759            --
   Accounts payable                                            19,761,585      12,182,803
   Accrued expenses and other liabilities                       2,222,642       1,741,710
                                                             ------------    ------------

                  Total current liabilities                    41,755,738      15,712,768

Long-term debt and capital lease obligations,
   less current maturities                                      1,501,482      17,498,852
                                                             ------------    ------------

                  Total liabilities                            43,257,220      33,211,620
                                                             ------------    ------------

Shareholders' equity:
   Common stock                                                   106,813         106,706
   Additional paid-in capital                                  41,690,379      41,696,584
   Accumulated deficit                                        (29,086,811)    (30,173,407)
                                                             ------------    ------------

                  Total shareholders' equity                   12,710,381      11,629,883
                                                             ------------    ------------

                                                             $ 55,967,601    $ 44,841,503
                                                             ============    ============

                   The  accompanying   notes  are  an  integral  part  of  these
                    condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                         Six months ended              Three months ended
                                            August 31,                     August 31,
                                    -------------------------  ---------------------------
                                       2000          1999              2000          1999
                                    -----------   -----------       -----------    -----------

Sales                              $ 73,387,722    $ 71,313,108    $ 40,209,267    $ 38,107,190
Cost of sales                        57,639,142      55,839,791      31,576,038      29,829,456
                                   ------------    ------------    ------------    ------------

Gross profit                         15,748,580      15,473,317       8,633,229       8,277,734

Selling, general and
  administrative expenses           (13,610,563)    (12,226,854)     (7,157,112)     (6,155,096)
Other operating income (expense)         43,121         (15,618)          8,614          (7,612)
                                   ------------    ------------    ------------    ------------

Operating income                      2,181,138       3,230,845       1,484,731       2,115,026

Interest expense                     (1,151,117)       (992,912)       (607,594)       (500,971)
Other non-operating income              175,855         186,279          95,054          98,882
                                   ------------    ------------    ------------    ------------

Income before income taxes            1,205,876       2,424,212         972,191       1,712,937
Provision for income taxes              119,280         157,940          85,930          98,610
                                   ------------    ------------    ------------    ------------

Net income                         $  1,086,596    $  2,266,272    $    886,261    $  1,614,327
                                   ============    ============    ============    ============

Weighted average shares
  outstanding:
  Basic                              10,671,103      10,664,969      10,671,571      10,670,634
  Diluted                            11,290,980      11,281,084      11,255,684      11,292,167

Earnings per common share:
  Basic                            $        .10    $        .21    $        .08    $        .15
  Diluted                                   .10             .20             .08             .14

        The accompanying notes are an integral part of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                             August 31,
                                                     --------------------------
                                                        2000           1999
                                                     ------------   -----------
Operating activities:
   Net income                                         $ 1,086,596   $ 2,266,272
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                       592,707       584,160
      Other                                                 4,182         2,603
      Changes in operating assets and liabilities:
         Accounts receivables                          (4,480,428)   (3,839,600)
         Inventory                                     (3,262,612)      158,424
         Prepaid expenses and other assets               (498,110)       75,778
         Accounts payable                               6,782,644     1,278,599
         Accrued expenses and other liabilities           465,808       585,431
                                                      -----------   -----------

Net cash provided by operating activities                 690,787     1,111,667
                                                      -----------   -----------

Investing activities:
   Acquisition of property and equipment               (1,447,413)     (502,988)
   Acquisition of business, net of cash acquired         (200,643)            -
   Proceeds from disposition of assets                      7,700        15,539
                                                      -----------   -----------

Net cash used in investing activities                  (1,640,356)     (487,449)
                                                      -----------   -----------

Financing activities:
   Net borrowings on revolving credit facility          1,950,637       315,110
   Payments on long-term debt                            (978,650)     (938,879)
                                                      -----------   -----------

Net cash provided by (used in) financing activities       971,987      (623,769)
                                                      -----------   -----------

Net increase in cash                                       22,418           449
Cash at beginning of year                                 107,035       129,581
                                                      -----------   -----------

Cash at end of period                                 $   129,453   $   130,030
                                                      ===========   ===========


Schedule of non-cash investing and
   financing activities:
   Acquisition of subsidiaries:
      Fair value of assets acquired                       793,712             -
      Fair value of liabilities assumed                   817,915             -
      Goodwill                                            404,203             -
      Notes payable to sellers                            152,000             -
Purchase of property and equipment under capital
   leases and notes (net of cash)                         968,612       156,013

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1  -  Basis of Presentation
      ---------------------

      The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six-month periods ended August 31, 2000 is not necessarily indicative of the results to be expected for the full year.

      Substantially all inventories represent finished goods held for sale.

2  -  Contingent Liabilities
      ----------------------

      The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Colorado and Tennessee, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 2000, the cost of such inventory held in the bonded warehouses was $12,164,316.

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

4 -   Debt
      ----

      The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). The maximum amount that may be borrowed under the revolving line of credit is $25 million, including up to $1 million for letters of credit. The maturity date of the credit facility is May 2003, with an automatic extension for one-year periods unless either party gives notice of termination to the other. At August 31, 2000, the Company had $18.7 million outstanding under the facility.

      Because of lower than expected net income in the first two quarters of fiscal 2001, as of August 31, 2000, the company was not in compliance with a financial covenant in its loan agreement with the Bank, and, to date, has not either obtained a waiver from the Bank or negotiated a revision to the covenant. Therefore, according to the strict provisions of the loan agreement, the company's revolving line of credit is callable, and, as required by generally accepted accounting principles, such indebtedness is classified as a current liability in the balance sheet as of August 31, 2000. Management has initiated discussions with the Bank concerning the financial covenants in the loan agreement and expects such discussions toward a resolution of the situation to continue during the third quarter of fiscal 2001. The Bank has given no indication to date that it would intend to exercise any of its rights under the loan agreement in the event of default. So long as the company's ability to access its revolving credit facility remains unimpaired, management believes that cash flows from operations and the borrowing availability under the line of credit will provide sufficient liquidity to meet the Company's working capital requirements for existing and planned branch operations, debt service and expected capital expenditures.

5 - Earnings Per Share
    ------------------

    The following table sets forth the computation of basic and diluted earnings per share:

                                         Six Months Ended August 31,       Three Months Ended August 31,
                                       ------------------------------    --------------------------------
                                            2000             1999             2000              1999
                                       -------------    -------------    --------------    --------------
Numerator:

Net income                              $  1,086,596    $   2,266,272     $     886,261     $   1,614,327

Numerator for basic and diluted

 earnings per share - income

 available to common stockholders       $  1,086,596    $   2,266,272     $     886,261     $   1,614,327
                                       =============    =============    ==============    ==============

Denominator:

Denominator for basic earnings per

 share - weighted average shares          10,671,103       10,664,969        10,671,571        10,670,634

Effect of dilutive securities:

 Employee stock options                       32,521           25,120            36,220            19,912

 Warrants                                    587,356          590,995           547,893           601,621
                                       -------------    -------------    --------------    --------------

Dilutive potential common shares             619,877          616,115           584,113           621,533
                                       -------------    -------------    --------------    --------------

Denominator for diluted earnings

 per share -  adj. weighted average

 shares and assumed conversions           11,290,980       11,281,084        11,255,684        11,292,167
                                       =============    =============    ==============    ==============

Basic earnings per share                $        .10     $        .21     $         .08     $         .15

Dilutive earnings per share             $        .10     $        .20     $         .08     $         .14
                                       =============    =============    ==============    ==============

                        ACR GROUP, INC. AND SUBSIDIARIES

Item 2. -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Comparison of Results of Operations for the Six-Month and Three-Month Periods
-----------------------------------------------------------------------------
Ended August 31, 2000 and August 31, 1999
-----------------------------------------

Six Months Ended August 31, 2000 Compared to 1999
-------------------------------------------------

     Net income decreased to $1,086,596 in the six-month period ended August 31, 2000 (fiscal 2001) from $2,266,272 in the six-month period ended August 31, 1999 (fiscal 2000), a decline of 52%. The change in results of operations in fiscal 2001 was attributable principally to both a decline in same store sales and the costs associated with opening new branch operations. Since the end of the second quarter of fiscal 2000, the company has opened 10 branch operations and is scheduled to open two more branches by November 2000. Such new branches typically incur costs prior to opening for personnel and preparing for business operation, and subsequently for 12 to 18 months as sales ramp up to a breakeven volume. In the six-month period ended August 31, 2000, aggregate operating losses for the 12 branches referred to above were approximately $360,000.

     Consolidated sales increased 3% in the six-month period ended August 31, 2000, compared to the same period in 1999. Same store sales for branches open more than one year at the beginning of the fiscal year (March 1) decreased 2% in the six-month period ended August 31, 2000, compared to an increase of 9% in same store sales in the same period of 1999. The decline in same store sales in 2000 occurred across several geographic areas where the company operates, with only Florida and California attaining significant increases in same store sales. In particular, the company's operations in Colorado, New Mexico and Nevada, which have a relatively large concentration of sales to the new construction segment of the market, experienced a 9% decline in same store sales in 2000.

     The Company's gross margin percentage on sales was 21.5% for the six-month period ended August 31, 2000, compared to 21.7% in 1999, but same store gross margin percentage increased from 21.7% in 1999 to 21.8% in 2000. The company engages in continuous efforts to manage its gross margin percentage by refining customer pricing strategies and negotiating national buying arrangements. The gross margin percentage at new branch operations is usually lower than at established branches because of competitive efforts to obtain initial customers.

     Selling, general and administrative ("SG&A") expenses increased 11% in the six-month period ended August 31, 2000 compared to the same period of 1999. Expressed as a percentage of sales, SG&A expenses increased from 17.1% in 1999 to 18.5% in 2000. Excluding the effect of branches opened or acquired after the end of the second quarter of fiscal 2000, SG&A expenses for the six-month period ended August 31, 2000 were 18.3% of sales. The increase in SG&A expenses as a percentage of sales in fiscal 2001 is otherwise generally attributable to the combined effect of increases in overhead costs together with the decline in same store sales described above.

     Interest expense increased 16% from 1999 to 2000 as a result of both higher interest rates on the Company's variable rate debt, and greater average outstanding borrowings under the Company's working capital line of credit. As a percentage of sales, interest expense has increased from 1.4% in 1999 to 1.6% in 2000. The additional borrowings were used to fund the initial costs and working capital requirements of new branch operations. Other non-operating income, which consists primarily of finance charge collections, decreased 5% from 1999 to 2000.

     The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Three Months Ended August 31, 2000 Compared to 1999
---------------------------------------------------

     Net income decreased to $886,261 in the quarter ended August 31, 2000 from $1,614,327 in the quarter ended August 31, 1999, a decline of 45%. Such decrease in results of operations was attributable to the same factors as described above with respect to the six-month period ended August 31, 2000. In the quarter ended August 31, 2000, aggregate operating losses of the new branches were approximately $275,000.

     Sales increased 6% from the second quarter of fiscal 2000 to fiscal 2001, with same store sales decreasing 1% for branches open for more than one year at the beginning of the quarter. The quarterly sales decline was most pronounced in the Nevada and Tennessee market areas, whereas the company's operations in Florida and California each attained double-digit increases in same store sales.

     The Company's gross margin percentage on sales was 21.5% for the quarter ended August 31, 2000, compared to 21.7% in 1999, but same store gross margin percentage increased to 21.8%. To date, management has generally declined to reduce margins in 2000 in order to gain incremental sales.

     SG&A expenses as a percentage of sales increased from 16.2% in 1999 to 17.8% in 2000, generally because of the shortfall in planned sales during the quarter ended August 31, 2000. Excluding the effect of branches opened or acquired after the end of the second quarter of fiscal 2000, SG&A expenses for the six-month period ended August 31, 2000 were 17.3% of sales. Interest expense increased 21% from 1999 to 2000 as a result of higher average interest rates on the Company's variable rate debt and an increase in borrowings under the Company's working capital line of credit.

Liquidity and Capital Resources
-------------------------------

     Current assets increased 26% from February 29, 2000 to August 31, 2000, compared to an 11% increase during the same period in 1999, principally because of the inventory stocked at the new branches. Gross accounts receivable represented 45 days of gross sales as of both August 31, 2000 and 1999, reflecting a continuous focus on credit management and aggressive collection of delinquent accounts. Inventory from the end of February to the end of August increased by 20% in 2000, compared to a decrease of 1% in 1999. Approximately 60% of the inventory increase in 2000 is located at the branches opened in the current fiscal year. Lower than expected sales in the first six months of fiscal 2001 resulted in increased inventories in Texas, and management has reduced ordering in the third quarter to bring inventory levels in line with sales expectations.

     In May 2000, The Company amended its loan agreement with a commercial bank ("Bank") in order to expand its credit facilities. The new credit facilities include a $25 million revolving line of credit, a $1 million capital expenditure term loan facility, a $4 million term loan facility for the purchase of real estate and improvements, and an acquisition line of credit of up to $5 million. Borrowings under the revolving line of credit are limited to certain specified percentages of accounts receivable and inventory and, at August 31, 2000, the Company had available credit of $4.8 million under the revolver. At August 31, 2000, no funds were borrowed under either of the new term loan facilities or the acquisition line of credit. At August 31, 2000, the outstanding balance on both the revolving credit line and the term loan facilities bear interest at the prime rate (presently 9.5%), adjusted monthly.

     Because of lower than expected net income in the first two quarters of fiscal 2001, as of August 31, 2000, the company was not in compliance with a financial covenant in its loan agreement with the Bank, and, to date, has not either obtained a waiver from the Bank or negotiated a revision to the covenant. Therefore, according to the strict provisions of the loan agreement, the company's revolving line of credit is callable, and, as required by generally accepted accounting principles, such indebtedness is classified as a current liability in the balance sheet as of August 31, 2000. Management has initiated discussions with the Bank concerning the financial covenants in the loan agreement and expects such discussions toward a resolution of the situation to continue during the third quarter of fiscal 2001. The Bank has given no indication to date that it would intend to exercise any of its rights under the loan agreement in the event of default. So long as the company's ability to access its revolving credit facility remains unimpaired, management believes that cash flows from operations and the borrowing availability under the line of credit will provide sufficient liquidity to meet the Company's working capital requirements for existing and planned branch operations, debt service and expected capital expenditures.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At August 31, 2000 the Company had $18.7 million outstanding under its senior credit facility. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall costs as compared with fixed-rate borrowings.

                          PART II - OTHER INFORMATION

Item 4. - Results of Votes of Security Holders

     At the Annual Meeting of Shareholders on August 17, 2000, the shareholders of the Company voted on and approved the following issue:

     Election of Directors for a term of one year expiring at the next Annual Meeting of Shareholders:

                                        Shares         Shares
                                         For          Withheld
                                      ---------       --------
            Anthony R. Maresca        9,014,739        49,210
            Ronald T. Nixon           9,042,764        21,185
            Roland H. St. Cyr         9,028,004        35,945
            Alex Trevino, Jr.         9,040,579        23,370
            A. Stephen Trevino        8,984,718        79,231


Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits.  Financial Data Schedule                                 27.1
(b)   Reports on Form 8-K.       None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ACR GROUP, INC.




     October 16, 2000               /s/ Anthony R. Maresca
--------------------------------    -------------------------------------------
Date                                Anthony R. Maresca
                                    Senior Vice-President and
                                    Chief Financial Officer