Form 10-Q
period 2000-11-30
ACR GROUP INC
filed 2001-01-16
CIK 711307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


                        Commission file number 0-12490


                                ACR GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                          Texas                                  74-2008473
-------------------------------------            -------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas                   77042-6039
----------------------------------------------   -------------------------------
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

Shares of Common Stock outstanding at December 31, 2000 - 10,681,294.

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements


                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                 November 30,   February 29,
                                                      2000          2000
                                                 ------------    -----------
                                                 (Unaudited)
Current assets:
 Cash                                             $   118,522    $   107,035
 Accounts receivable, net                          17,263,280     14,358,891
 Inventory                                         22,489,594     18,445,097
 Prepaid expenses and other                           527,898        386,896
 Deferred income taxes                                487,000        487,000
                                                  -----------    -----------

          Total current assets                     40,886,294     33,784,919
                                                  -----------    -----------

Property and equipment, net of accumulated
 depreciation                                       5,893,525      3,689,448
Deferred income taxes                                 973,000        973,000
Goodwill, net of accumulated amortization           6,257,071      6,023,207
Other assets                                          484,479        370,929
                                                  -----------    -----------

                                                  $54,494,369    $44,841,503
                                                  ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt
   and capital lease obligations                 $  1,045,135   $  1,788,255
 Note payable - revolving line of credit           19,318,019              -
 Accounts payable                                  17,838,845     12,182,803
 Accrued expenses and other liabilities             2,290,440      1,741,710
                                                 ------------   ------------

          Total current liabilities                40,492,439     15,712,768

Long-term debt and capital lease obligations,
 less current maturities                            2,058,022     17,498,852
                                                 ------------   ------------

          Total liabilities                        42,550,461     33,211,620
                                                 ------------   ------------

Shareholders' equity:
 Common stock                                         106,813        106,706
 Additional paid-in capital                        41,691,379     41,696,584
 Accumulated deficit                              (29,854,284)   (30,173,407)
                                                 ------------   ------------

          Total shareholders' equity               11,943,908     11,629,883
                                                 ------------   ------------

                                                 $ 54,494,369   $ 44,841,503
                                                 ============   ============

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                  Nine months ended              Three months ended
                                                      November 30,                   November 30,
                                                --------------------------------------------------------
                                                   2000           1999            2000         1999
                                                --------------------------------------------------------
Sales                                           $107,037,671   $100,511,288   $ 33,649,949   $29,198,180
Cost of sales                                     84,118,449     78,378,133     26,479,307    22,538,342
                                                ------------   ------------   ------------   -----------

Gross profit                                      22,919,222     22,133,155      7,170,642     6,659,838

Selling, general and
  administrative expenses                        (21,003,156)   (18,031,129)    (7,392,593)   (5,804,275)
Other operating income (expense)                      47,305        (17,401)         4,184        (1,783)
                                                ------------   ------------   ------------   -----------

Operating income                                   1,963,371      4,084,625       (217,767)      853,780

Interest expense                                  (1,810,323)    (1,482,460)      (659,206)     (489,548)
Other non-operating income                           303,393        271,931        127,538        85,652
                                                ------------   ------------   ------------   -----------

Income (loss) before income taxes                    456,441      2,874,096       (749,435)      449,884
Provision for income taxes                           137,318        226,500         18,038        68,560
                                                ------------   ------------   ------------   -----------

Net income                                      $    319,123   $  2,647,596   $   (767,473)  $   381,324
                                                ============   ============   ============   ===========

Weighted average shares outstanding:
  Basic                                           10,674,500     10,666,857     10,681,294    10,670,634
  Diluted                                         11,216,436     11,274,243     10,681,294    11,260,561

Earnings per common share:
  Basic                                                 $.03           $.25          $(.07)         $.04
  Diluted                                                .03            .23           (.07)          .03

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Nine months ended
                                                                November 30,
                                                       -------------------------------
                                                           2000                1999
                                                       -----------         -----------
Operating activities:
 Net income                                            $   319,123         $ 2,647,596
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                           936,129             864,042
   Other                                                    (3,856)              8,682
   Changes in operating assets and liabilities:
     Accounts receivables                               (2,522,517)           (682,021)
     Inventory                                          (3,681,924)           (238,467)
     Prepaid expenses and other assets                    (415,093)             84,405
     Accounts payable                                    4,859,904          (1,769,043)
     Accrued expenses and other liabilities                533,606             498,838
                                                       -----------         -----------

Net cash provided by operating activities                   25,372           1,414,032
                                                       -----------         -----------

Investing activities:
 Acquisition of property and equipment                  (1,910,829)           (737,578)
 Acquisition of business, net of cash acquired            (200,643)                  -
 Proceeds from disposition of assets                        33,536              17,242
                                                       -----------         -----------

Net cash used in investing activities                   (2,077,936)           (720,336)
                                                       -----------         -----------

Financing activities:
 Net borrowings on revolving credit facility             3,353,827             602,069
 Payments on long-term debt                             (1,289,776)         (1,269,379)
                                                       -----------         -----------

Net cash provided by (used in) financing activities      2,064,051            (667,310)
                                                       -----------         -----------

Net increase in cash                                        11,487              26,386
Cash at beginning of year                                  107,035             129,581
                                                       -----------         -----------

Cash at end of period                                  $   118,522         $   155,967
                                                       ===========         ===========

Schedule of non-cash investing and
 financing activities:
 Acquisition of subsidiaries:
   Fair value of assets acquired                           793,712                   -
   Fair value of liabilities assumed                       817,915                   -
   Goodwill                                                404,203                   -
   Notes payable to sellers                                152,000                   -
Purchase of property and equipment under capital
   leases and notes (net of cash)                        1,033,883             196,966

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  -  Basis of Presentation
       ---------------------

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and nine-month periods ended November 30, 2000 is not necessarily indicative of the results to be expected for the full year.

     Substantially all inventories represent finished goods held for sale.

2.   -  Contingent Liabilities
        ----------------------

     The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Colorado and Tennessee, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 2000, the cost of such inventory held in the bonded warehouses was $12,332,489.

     The terms of the consignment agreement with the supplier further provide that merchandise not sold within a specified period of time must be purchased by the Company. The Company believes that substantially all consigned merchandise will be sold in the ordinary course of business before any purchase obligation is incurred.

3.  -  Income Taxes
       ------------

     The provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

4.  -  Debt
       ----

     The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). The maximum amount that may be borrowed under the revolving line of credit is $25 million, including up to $1 million for letters of credit. The maturity date of the credit facility is May 2003, with an automatic extension for one-year periods unless either party gives notice of termination to the other. At November 30, 2000, the Company had $20.2 million outstanding under this credit facility.

     Because of lower than expected net income in the first three quarters of fiscal 2001, as of November 30, 2000, the Company was not in compliance with certain financial covenants in its loan agreement with the Bank, and, to date, has not either obtained a waiver from the Bank or negotiated a revision to the covenants. Therefore, according to the strict provisions of the loan agreement, the Company's revolving line of credit is callable, and, as required by generally accepted accounting principles, such indebtedness is classified as a current liability in the balance sheet as of November 30, 2000. Management is engaged in discussions with the Bank concerning the financial covenants in the loan agreement and expects such discussions toward a resolution of the situation to continue during the fourth quarter of fiscal 2001. The Bank has given no indication to date that it would intend to exercise any of its rights under the loan agreement in the event of default. So long as the Company's ability to access its revolving credit facility remains unimpaired, management believes that cash flows from operations and the borrowing availability under the line of credit will provide sufficient liquidity to meet the Company's working capital requirements for existing branch operations, debt service and expected capital expenditures.

5.  -  Earnings Per Share
       ------------------

     The following table sets forth the computation of basic and diluted earnings per share:


                                             Nine Months Ended November 30,                      Three Months Ended November 30,
                                        ----------------------------------------             --------------------------------------
                                               2000                 1999                            2000                  1999
                                        -----------------    -------------------             ------------------      --------------
Numerator:

Net income                                 $   319,123              $ 2,647,596                   ($767,473)           $   381,324

Numerator for basic and diluted
 earnings per share - income
 available to common stockholders          $   319,123              $ 2,647,596                   ($767,473)           $   381,324
                                        =================    ===================             ==================      ==============
Denominator:

Denominator for basic earnings per
 share - weighted average shares            10,674,500               10,666,857                  10,681,294             10,670,634

Effect of dilutive securities:

 Employee stock options                         21,680                   22,878                           -                 18,395

 Warrants                                      520,256                  584,508                           -                571,532
                                        -----------------    -------------------             ------------------      --------------

Dilutive potential common shares               541,936                  607,386                           -                589,927
                                        -----------------    -------------------             ------------------      --------------

Denominator for diluted earnings
 per share -  adj. weighted average
 shares and assumed conversions             11,216,436               11,274,243                  10,681,294             11,260,561
                                        =================    ===================            ===================     ===============

Basic earnings per share                   $       .03              $       .25                  $     (.07)           $       .04

Dilutive earnings per share                $       .03              $       .23                  $     (.07)           $       .03
                                        -----------------    -------------------             ------------------      --------------

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of Results of Operations for the Nine-Month and Three-Month Periods
------------------------------------------------------------------------------
Ended November 30, 2000 and November 30, 1999
---------------------------------------------

Nine Months Ended November 30, 2000 Compared to 1999
----------------------------------------------------

     Net income decreased to $319,123 in the nine-month period ended November 30, 2000 (fiscal 2001) from $2,647,596 in the nine-month period ended November 30, 1999 (fiscal 2000), a decline of 88%. The change in results of operations in fiscal 2001 was attributable principally to both a decline in same store sales and gross profit and the costs associated with opening new branch operations. Since the end of the second quarter of fiscal 2000, the company has opened 12 branch operations. Such new branches typically incur costs prior to opening for personnel and preparing for business operation, and subsequently for 12 to 18 months as sales ramp up to a breakeven volume. In the nine-month period ended November 30, 2000, aggregate operating losses for the 12 branches referred to above were approximately $930,000.

     Consolidated sales increased 6% in the nine-month period ended November 30, 2000, compared to the same period in 1999. Same store sales for branches open more than one year at the beginning of the fiscal year (March 1) decreased 1% in the nine-month period ended November 30, 2000, compared to an increase of 7% in same store sales in the same period of 1999. The decrease in same store sales in 2000 occurred across several geographic areas where the company operates, with only Florida and California attaining significant increases in same store sales. In particular, the company's operations in Colorado, New Mexico and Nevada, which have a relatively large concentration of sales to the new construction segment of the market, experienced a 4% decline in same store sales in 2000.

     The Company's gross margin percentage on sales was 21.4% for the nine-month period ended November 30, 2000, compared to 22.0% in 1999, while the same store gross margin percentage decreased from 22.0% in 1999 to 21.8% in 2000. The company engages in continuous efforts to manage its gross margin percentage by refining customer pricing strategies and negotiating national buying arrangements. The gross margin percentage at new branch operations is usually lower than at established branches because of competitive efforts to obtain initial customers.

     Selling, general and administrative ("SG&A") expenses increased 16% in the nine-month period ended November 30, 2000 compared to the same period of 1999. Expressed as a percentage of sales, SG&A expenses increased from 17.9% in 1999 to 19.6% in 2000. Excluding the effect of branches opened or acquired after the end of the second quarter of fiscal 2000, SG&A expenses for the nine-month period ended November 30, 2000 were 18.9% of sales. The increase in SG&A expenses as a percentage of sales in fiscal 2001 is otherwise generally attributable to the combined effect of increases in overhead costs together with the decline in same store sales described above.

     Interest expense increased 22% from 1999 to 2000 as a result of both higher interest rates on the Company's variable rate debt, and greater average outstanding borrowings under the Company's working capital line of credit. As a percentage of sales, interest expense has increased from 1.5% in 1999 to 1.7% in 2000. The additional borrowings were used to fund the initial costs and working capital requirements of new branch operations. Other non-operating income, which consists primarily of finance charge collections and the rental of a portion of the building owned in Gainesville, Florida, increased significantly from 1999 to 2000.

     The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Three Months Ended November 30, 2000 Compared to 1999
-----------------------------------------------------

     The Company incurred a net loss of $767,473 in the quarter ended November 30, 2000 compared to net income of $381,324 in the quarter ended November 30, 1999, a decline of 301%. Such decrease in results of operations was attributable to the same factors as described above with respect to the nine-month period ended November 30, 2000. In the quarter ended November 30, 2000, aggregate operating losses of the new branches were approximately $590,000.

     Sales increased 15% from the third quarter of fiscal 2000 to fiscal 2001, with same store sales increasing 4% for branches open for more than one year at the beginning of the quarter. The quarterly sales increase was most pronounced in the Nevada, Florida and California market areas, with the company's operations in Florida and California each attaining double-digit increases in same store sales.

     The Company's gross margin percentage on sales was 21.3% for the quarter ended November 30, 2000, down from 22.8% in 1999, with the effect of branches opened or acquired after the end of the second quarter of fiscal 2000 at 17.0% for the same period. To date, management has generally declined to reduce margins in 2000 in order to gain incremental sales unless the efforts are directed at new branch operations.

     SG&A expenses as a percentage of sales increased from 19.9% in 1999 to 22.0% in 2000, generally because of the shortfall in planned sales during the quarter ended November 30, 2000. Excluding the effect of branches opened or acquired after the end of the second quarter of fiscal 2000, SG&A expenses for the three-month period ended November 30, 2000 were 20.4% of sales. Interest expense increased 35% from 1999 to 2000 as a result of higher average interest rates on the Company's variable rate debt and an increase in borrowings under the Company's working capital line of credit.

Liquidity and Capital Resources
-------------------------------

     Current assets increased 21% from February 29, 2000 to November 30, 2000, compared to a 12% increase during the same period in 1999, principally because of the inventory stocked at the new branches. Gross accounts receivable represented 50 days of gross sales as of November 30, 2000 and 52 days at November 30, 1999, reflecting a continuous focus on credit management and aggressive collection of delinquent accounts. Inventory from the end of February to the end of November increased by 22% in 2000, compared to an increase of 1% in 1999. The inventory increase through November 30, 2000 over the corresponding period in the prior year is located at the branches opened or acquired since the second quarter of fiscal 2000.

     In May 2000, The Company amended its loan agreement with a commercial bank ("Bank") in order to expand its credit facilities. The new credit facilities include a $25 million revolving line of credit, a $1 million capital expenditure term loan facility, a $4 million term loan facility for the purchase of real estate and improvements, and an acquisition line of credit of up to $5 million. Borrowings under the revolving line of credit are limited to certain specified percentages of accounts receivable and inventory and, at November 30, 2000, the Company had available credit of $2.0 million under the revolver. At November 30, 2000, no funds were borrowed under either of the new term loan facilities or the acquisition line of credit. At November 30, 2000, the outstanding balance on both the revolving credit line and the term loan facilities bear interest at the prime rate plus 1/4% (presently 9.75%), adjusted monthly.

     Because of lower than expected net income in the first three quarters of fiscal 2001, as of November 30, 2000, the company was not in compliance with certain financial covenants in its loan agreement with the Bank, and, to date, has not either obtained a waiver from the Bank or negotiated a revision to the covenants. Therefore, according to the strict provisions of the loan agreement, the company's revolving line of credit is callable, and, as required by generally accepted accounting principles, such indebtedness is classified as a current liability in the balance sheet as of November 30, 2000. Management has engaged in discussions with the Bank concerning the financial covenants in the loan agreement and expects such discussions toward a resolution of the situation to be finalized during the fourth quarter of fiscal 2001. The Bank has given no indication to date that it would intend to exercise any of its rights under the loan agreement in the event of default. So long as the company's ability to access its revolving credit facility remains unimpaired, management believes that cash flows from operations and the borrowing availability under the line of credit will provide sufficient liquidity to meet the Company's working capital requirements for existing and planned branch operations, debt service and expected capital expenditures.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. In the third quarter of fiscal 2001, the Company entered into agreements to cap the LIBOR rate applicable to $8 million of its revolving credit facility for a period of up to three years. In addition, Company may, at its option, fix the interest rate for certain borrowings other than the revolving credit facility based on a spread over LIBOR for 30 days to 6 months. At November 30, 2000 the Company had $20.2 million outstanding under its senior credit facility. The Company's objective in maintaining substantial variable rate borrowings is the flexibility obtained regarding lower overall costs as compared with fixed-rate borrowings.

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



                                         ACR GROUP, INC.



         January 16, 2001                /s/ Anthony R. Maresca
--------------------------------         -------------------------------------
Date                                     Anthony R. Maresca
                                         Senior Vice-President and
                                         Chief Financial Officer