Form 10-K
period 2001-02-28
ACR GROUP INC
filed 2001-05-29
CIK 711307

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.  20549


                                   FORM 10-K
              For Annual Reports Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Fiscal Year Ended                                 Commission File Number
February 28, 2001                                                        0-12490


                                ACR GROUP, INC.
            (Exact name of registrant as specified in its Charter)



        Texas                                                         74-2008473
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


             3200 Wilcrest Drive, Suite 440, Houston, Texas 77042
             (Address of principal executive offices)  (Zip Code)

    Registrant's telephone number, including area code:     (713) 780-8532

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the common stock held by nonaffiliates of the registrant on April 30, 2001 was $4,393,209. The aggregate market value was computed by reference to the last trading price as reported on the National Association of Securities Dealers Automated Quotation System. For the purposes of this response, Executive Officers, Directors and holders of more than 10% of the Registrant's common stock are considered affiliates of the registrant.

The number of shares outstanding of the registrant's common stock as of April 30, 2001: 10,681,294 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2001 is incorporated by reference in answer to
Part III of this report.

                              TABLE OF CONTENTS
                                                              Page
                                                              ----
PART I

     Item 1.       Business                                      4

     Item 2.       Properties                                   10

     Item 3.       Legal Proceedings                            10

     Item 4.       Submission of Matters to a Vote of
                   Security Holders                             10
PART II

     Item 5.       Market for Registrant's Common Equity
                   and  Related Stockholder Matters             10

     Item 6.       Selected Financial Data                      11

     Item 7.       Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                   13

     Item 7A.      Quantitative and Qualitative Disclosures
                   About Market Risk                            19

     Item 8.       Financial Statements and Supplementary
                   Data                                         20

     Item 9.       Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure                                   41
PART III

     Item 10.      Directors and Executive Officers of the
                   Registrant                                   41

     Item 11.      Executive Compensation                       41

     Item 12.      Security Ownership of Certain Beneficial
                   Owners and Management                        41

     Item 13.      Certain Relationships and Related
                   Transactions                                 41
PART IV

     Item 14.      Exhibits, Financial Statement
                   Schedules, and Reports on Form 8-K           42

                                    PART I

ITEM 1.  BUSINESS.

General

  ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the "Company" or "ACRG") is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started nine additional HVACR distribution companies and now has 48 branch operations in nine states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

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

  There are many manufacturers of products used in the HVACR industry, and no single manufacturer dominates the market for a range of products. Some manufacturers limit the number and territory of wholesalers that may distribute their products, but exclusivity is rare. Many manufacturers will generally permit any distributor who satisfies customary commercial credit standards to sell their products. In addition, there are some manufacturers, primarily of equipment, that distribute their own products through factory branches. The widespread availability of HVACR products to distributors results in significant competition. There are an estimated three thousand HVACR wholesale distributors in the United States, and there is no single company or group of companies that dominates the HVACR distribution industry. The industry traditionally has been characterized by closely-held businesses with operations limited to local or regional geographic areas; however, a process of consolidation in this industry is ongoing, as many of these companies reach maturity and face strategic business issues such as ownership succession, changing markets and lack of capital to finance growth. Management's goal is to attract the present owners and management of such businesses by offering certain advantages related to economies of scale: lower cost of products from volume purchasing, new product lines, and financial, administrative and technical support.

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

The Company's operations are conducted through 10 subsidiaries that participate in the wholesale distribution of HVACR equipment and supplies:

  ACR Supply, Inc.

  The Company acquired ACR Supply, Inc. ("ACRS") in 1993, after making an initial investment in the company in 1991. At the end of fiscal 2001, ACRS had fifteen branches in Texas and one in Louisiana. Many of ACRS's branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets.

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

  Mirroring the rapid growth of the Las Vegas economy over the past decade, approximately 80% of HCS's sales are in the new construction market, and a majority of those sales are to the residential segment of the market. Unlike most HVACR distributors, HCS also has capabilities to service both the commercial plan and specifications market and specialty products markets. The company intends to direct greater attention to the HVACR aftermarket in the immediate future in an effort to gain higher margin business.

  Total Supply, Inc.

  Total Supply, Inc. ("TSI") has operated as an HVACR wholesale distributor in Georgia since 1992. Since 1993, TSI has distributed the GMC brand of HVACR equipment in Georgia and now has the GMC distribution rights to almost the entire state of Georgia. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company's sales mix is approximately 65% equipment and 35% parts and supplies. TSI has four branches located in the Atlanta metropolitan area, one branch in Warner Robins, a suburb of Macon, another in Savannah, Georgia and one in Dothan, Alabama.

  Valley Supply, Inc.

  In 1994, the Company organized Valley Supply, Inc. ("VSI") as an HVACR distributor in the Memphis, Tennessee trade area, which included southwestern Tennessee, northern Mississippi and western Arkansas. In 1997, the Company assigned to management of TSI the responsibility for VSI's operations, and in 1999, VSI gained the distribution rights for GMC equipment in the Nashville trade area. Approximately 73% of VSI's sales consisted of GMC equipment in fiscal 2001. In fiscal 2001, the Company closed its operation in Memphis, Tennessee to concentrate its efforts on selling GMC equipment in the larger metropolitan areas of central and south central Tennessee.

  Ener-Tech Industries, Inc.

  In 1996, the Company acquired Ener-Tech Industries, Inc. ("ETI"), an HVACR distributor in Nashville, Tennessee. Unlike the Company's other HVACR distribution operations, ETI specializes in an industry subsegment. ETI sells controls and control systems to commercial and industrial end-users, HVACR contractors, dealers and other distributors. ETI also designs and assembles control systems used in commercial applications such as hospitals, restaurants and supermarkets. Such control systems perform a variety of functions including temperature control and monitoring, lighting control and energy management.

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

  Florida Cooling Supply, Inc.

  In 1996, the Company organized Florida Cooling Supply, Inc. ("FCS") and opened four branch operations in west central Florida. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. The Company's sales mix is approximately 32% equipment and 68% parts and supplies. In fiscal 2000, the operation in Winter Haven, Florida was closed. The customers from this area continued to be serviced from the Company's Lakeland, Florida location. In fiscal 2001, the Company opened branch operations in Gainesville and Jacksonville, Florida expanding its sales territory outside the Tampa Bay area of Florida.

  Lifetime Filter, Inc.

  In 1997, the Company acquired Lifetime Filter, Inc. ("LFI"), a manufacturer of air filters for the HVACR industry. LFI is based in Katy, Texas, a suburb of Houston. At that time, LFI manufactured principally semi-permanent electrostatic air filters that were sold by mail order to contractors and dealers across the country. The market demand for electrostatic filters has diminished since 1997, and the company expects that trend to continue.

  Since 1997, in an effort to increase the size of its average sales order, LFI has added to its sales mix certain other HVACR supplies and parts that are suited for mail order delivery. In fiscal 2001, resale of HVACR products represented approximately 14% of LFI's sales.

  In 1999, LFI began to manufacture disposable pleated air filters, which have greater filtering capability and a somewhat longer life than the traditional disposable fiberglass air filter. Pleated air filters are projected to have increasing demand in both commercial and residential applications and are more readily sold through the Company's existing wholesale distribution network. In fiscal 2001, sales of its pleated filters represented approximately 25% of LFI's gross sales. LFI is also evaluating opportunities to begin business-to-business sales of a variety of its filter products over the Internet.

  West Coast HVAC Supply, Inc. d/b/a ACH Supply

  In 1997, West Coast HVAC Supply, Inc. acquired the operating assets and liabilities of ACH Supply, Inc., ("ACH"). ACH had two branches located east of Los Angeles. In fiscal 1999, ACH opened a third branch in Canoga Park. The Company has attracted key employees with significant management experience working for a much larger HVACR wholesale distributor in southern California. ACH sells primarily HVACR parts and supplies, and, late in fiscal 2000, began distributing the Tappan brand of HVACR equipment. In fiscal 2001, the Company opened four new branches: Santa Ana and Redlands in the southern and eastern trade areas surrounding Los Angeles, and in Fresno and Bakersfield, expanding into the central California market areas. These two branches in central California distribute the Comfortmaker line of HVACR equipment.

  Contractors Heating & Supply, Inc. ("CHS")

  In 1997, CHS acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company, an HVACR distributor based in Denver, with branch operations in Colorado Springs and Glenwood Springs, Colorado, and in Albuquerque, New Mexico. CHS has operated in Denver since 1945, in Colorado Springs since 1959 and in Albuquerque since 1960, and is considered the market leader in each of its trade areas. CHS also operates a sheet metal shop in Colorado Springs, where products are fabricated for distribution through CHS's wholesale operations. Approximately 18% of CHS's total sales are products that it manufactures. In April 1999, CHS opened a distribution branch in Fort Collins, Colorado, and, in March 2000, acquired International Comfort Supply, Inc., a wholesale distributor based in El Paso, Texas. In fiscal 2001, the Company obtained the rights to distribute the Goodman line of equipment in all of its trade areas, and also opened a branch operation and distribution center in east Denver.

  CAC Distributors, Inc.

  In fiscal 2001, the Company organized CAC Distributors, Inc. ("CAC"), based in Houston. CAC has obtained the right to distribute the Frigidaire and Kelvinator brands of HVACR equipment in central and south Texas. CAC focuses soley on selling equipment, rather than supplies and parts, to a selective number of HVACR dealer-contractors. As an element of that strategy, CAC provides limited exclusivity and market protection to its customers. As of the end of fiscal 2001, CAC operates from a single branch location in north Houston.

Energy Service Business

  In the early 1980's, the Company's primary business was the design, installation and management of integrated systems intended to reduce energy costs ("Systems") for users of commercial, industrial and institutional facilities. Pursuant to service contracts, customers paid ACRG a specified percentage of the utility cost savings attributable to the Systems over the term of the contract. In fiscal 2000, the Company reached an understanding with its final energy services customer to terminate services at the end of October 1999, with the customer agreeing to make a contract termination payment to the Company and to pay for all utility cost savings computed through the termination date. This process was completed in April 2000.

Executive Officers of the Registrant

  The Company's executive officers are as follows:

Name                             Age        Position with the Company
----                             ---   -----------------------------------

Alex Trevino, Jr.                 64   Chairman of the Board and President

Anthony R. Maresca                50   Senior Vice President, Treasurer,
                                       and Chief Financial Officer

A. Stephen Trevino                38   Vice President, Secretary and
                                       General Counsel

  Alex Trevino, Jr. has served as Chairman of the Board since 1988 and as President and Chief Executive Officer of the Company since July 1990. From September 1987 to February 1990, he served as President of Western Operations of the Refrigeration and Air Conditioning Group of MLX Corporation (now Pameco Corporation), which is a national distributor of HVACR equipment and supplies.

  Anthony R. Maresca has been employed by the Company since 1985. In November 1985 he was elected Senior Vice President, Chief Financial Officer and Treasurer. Mr. Maresca is a certified public accountant.

  A. Stephen Trevino has been employed by the Company since March 1999, initially serving as General Counsel and directing various administrative functions. He was elected Vice President and Secretary in August 2000.

Employees

  As of February 28, 2001, the Company and its subsidiaries had approximately 400 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. There are no Company employees represented by any collective bargaining units. Management considers the Company's relations with its employees to be good.

ITEM 2.  PROPERTIES.

  The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms. Generally, a branch location will contain 10,000 to 25,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary's corporate office will be larger. The Company owns the facilities occupied by LFI, the Pasadena, Texas branch of ACRS, and the Gainesville, Florida branch of FCS.

ITEM 3.  LEGAL PROCEEDINGS.

  As of February 28, 2001 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2001.



                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

  Until May 2001, the Company's common stock traded on the NASDAQ Stock Market(R) under the symbol "ACRG." The table below sets forth the high and low sales prices based upon actual transactions.

  Effective May 9, 2001, the Company's common stock was delisted from the Nasdaq Stock Market for failure to maintain a closing bid price of at least $1.00 per share. The Company's common stock is now traded in the over-the-counter market under the symbol "ACRG" as before, or by the symbols "ACRG.OB", or "ACRG.BB", depending on the source of the quote.

                                           High     Low
                                          ------   -----
Fiscal Year 2001
       1st quarter ended 5/31/00           $2.00    $1.34
       2nd quarter ended 8/31/00            1.64     1.00
       3rd quarter ended 11/30/00           1.38     0.56
       4th quarter ended 2/28/01            0.81     0.50

Fiscal Year 2000
       1st quarter ended 5/31/99           $2.38    $1.03
       2nd quarter ended 8/31/99            1.97     1.13
       3rd quarter ended 11/30/99           1.75     1.13
       4th quarter ended 2/29/00            2.13     1.09


     As of April 30, 2001, there were 479 holders of record of the Company's common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

     The Company has never declared or paid cash dividends on its common stock. The Company's loan agreements with two lenders each expressly prohibit the payment of dividends by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA.


     The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 1997, the increase in sales has resulted from acquisitions and internal expansion, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Report. The Company has never paid any dividends.

     The Company has not recorded a provision for income taxes other than federal alternative minimum taxes and state income taxes for fiscal years 1997 through 2001 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. Additionally, the Company determined in both fiscal 1998 and 1997 that further reductions in its deferred tax asset valuation allowance were appropriate, given expectations of higher future taxable income from recently acquired businesses. As a result, the Company recorded additional tax benefits of $420,000 and $360,000 in fiscal 1998 and 1997, respectively.

                                                              (In thousands, except per share data)

                                                                  Year Ended February 28 or 29,
                                     -----------------------------------------------------------------------------------
                                       2001               2000              1999              1998                1997
                                     -------             ------            ------            ------              ------
Income Statement Data:

Sales                                $136,433            $126,468          $117,887           $96,164            $78,371
Gross profit                           29,452              28,135            24,772            19,558             15,085

Operating income                          772               4,077             3,317             2,064              1,659
                                     --------            --------          --------           -------            -------
Income before income taxes             (1,341)              2,482             1,568               570                887

Benefit (provision) for income
   taxes                                 (137)               (255)             (153)              333                258
                                     --------            --------          --------           -------            -------
Net (loss) income                    $ (1,478)           $  2,227          $  1,415           $   903            $ 1,145
                                     ========            ========          ========           =======            =======
Earnings per common share:

   Basic                             $  (0.14)           $    .21          $    .13           $   .09            $   .11
                                     ========            ========          ========           =======            =======
   Diluted                           $  (0.14)           $    .20          $    .12           $   .08            $   .10
                                     ========            ========          ========           =======            =======


                                                              As of  February 28 or 29,
                                     ------------------------------------------------------------------------------------
                                       2001               2000              1999              1998                1997
                                     -------             ------            ------            ------              ------

Balance Sheet Data:

Working capital                      $ 21,170            $ 18,072          $ 15,614          $13,547             $11,080

Total assets                           54,582              44,842            45,103           41,108              30,558

Long-term obligations                  24,494              17,499            17,616           16,655              11,160

Shareholders' equity                   10,147              11,630             9,391            7,960               7,006


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

  Operating income decreased to $771,553 in fiscal 2001, from $4,077,468 in fiscal 2000 and $3,316,631 in fiscal 1999, representing a decrease of 81% in fiscal 2001 from an increase of 23% in fiscal 2000. The decrease in operating income in fiscal 2001 was attributable principally to the initial costs associated with the opening of eleven branch operations in fiscal 2001 and
disappointing operating results at the Company's largest subsidiaries.   The
increase in operating income in fiscal 2000, compared to 1999, was attributable to improvement in the financial performance of the Company's larger, more established companies over prior years. The costs associated with new branch operations were largely anticipated, although delays in obtaining local regulatory approval for certain new facilities caused pre-opening expenses to exceed expectations. The decline in profitability of existing operations was not forecasted and generally mirrored an unexpectedly poor year in the HVACR industry. In the fourth quarter of fiscal 2001, the Company closed its Memphis, Tennessee branch operation after several years of substandard operating results. Net (loss) income was $(1,477,593), $2,226,633 and $1,415,080 in fiscal 2001,
2000 and 1999, respectively.

  Same-store sales were unchanged in fiscal 2001, after increasing 5% and 14% in fiscal 2000 and 1999, respectively. In fiscal 2001, although the Company recorded double-digit same-store sales increases in Florida and California, the gains at these relatively small operations were more than offset by flat or declining sales in Texas, Colorado and Georgia. The slowdown in business was not directly attributable to a single factor, but rather to a complex mix of factors, ranging from unfavorable weather conditions in certain geographic areas to operating issues. The increase in sales in fiscal 2000 occurred principally through internal expansion of branch operations, and compared to fiscal 1999, the decline in the rate of sales growth was more directly attributable to unfavorable weather conditions in Texas and Florida. In fiscal 1999, 54% of the increase in sales was attributable to operations that had been recently acquired.

  The Company's gross margin percentage decreased to 21.6% in fiscal 2001, from 22.2% in fiscal 2000 and 21.0% in fiscal 1999. The decrease in gross margin for fiscal 2001 was attributable to both the new branch operations, which in some cases, reduced selling prices to gain initial business, and declines in the Texas, Nevada and Tennessee markets. The increase in gross margin percentage in fiscal 2000 from 1999 was a result of management's efforts to strengthen existing branch locations. The Company's gross margin percentage has also been favorably affected by purchasing arrangements that management has negotiated from its major suppliers, and by technology improvements that have enabled management to implement more sophisticated pricing strategies. In addition, CHS manufactures products that account for approximately 18% of its sales revenue and, accordingly, achieves a higher gross margin percentage than if it purchased its inventory from outside suppliers.

  Selling, general and administrative ("SG&A") costs as a percentage of sales were 21.1% in fiscal 2001, compared to 19.1% in fiscal 2000 and 18.2% in fiscal 1999. The increase in SG&A costs as a percentage of sales in both fiscal 2001 and 2000 was attributable to costs associated with new branch operations and personnel employed to support the Company's internal growth goals. In particular, SG&A costs are incurred at new branch operations before sales are generated and, after a branch is open, remain high as a percentage of sales as sales ramp up to expected levels. The emphasis on growth in central and southern California during fiscal 2001 especially impacted SG&A costs as occupancy and other operating costs tend to be significantly higher there compared to the Company's other market areas.

  Net energy services income decreased 41% in fiscal 2001 following an increase of 182% from fiscal 1999 to fiscal 2000. The increase in fiscal 2000 was the result of the negotiated termination of the Company's contract with its last energy services customer and a resolution of unbilled services. The Company finalized all invoicing in early fiscal 2001.

  Interest expense increased 24% in fiscal 2001 compared to fiscal 2000, after decreasing 1% in fiscal 2000 compared to fiscal 1999. In fiscal 2001, the increase was due both to increased average interest rates and to increased borrowings under the Company's revolving credit facility to finance the working capital requirements of the new branches opened in fiscal 2001. In fiscal 2000, the decrease was primarily due to favorable interest rates. In fiscal 2001, 2000 and 1999, interest expense was 1.8%, 1.6% and 1.7% of sales, respectively. Other non-operating income decreased 10% from fiscal 2000 to fiscal 2001, after an increase of 44% from fiscal 1999 to fiscal 2000, as the Company has more strictly enforced its policy to collect finance charges from customers with past due balances.

  Current income tax expense consists principally of state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Liquidity and Capital Resources

  Working capital increased from $18.1 million in fiscal 2000 to $21.2 million in fiscal 2001, principally as a result of financing the current assets used in the new branch operations with long-term debt under the Company's revolving
credit facility.   Accounts receivable represented 49 days of gross sales at the end of fiscal 2001 and 52 days at the
end of fiscal 2000. The increase in inventory from the end of fiscal 2000 to 2001 is generally located at the branches that were opened in fiscal 2001.

  The Company has a loan agreement ("Agreement") with a commercial bank ("Bank") that was amended and restated in May 2000 to increase to $25 million the amount that may be borrowed by the Company under a revolving credit facility and to provide facilities for the purchase of both real estate and capital assets. The Agreement terminates in May 2003, but is automatically extended for one-year periods unless either party gives notice of termination to the other.
Prepayment penalties apply if the revolving credit facility is prepaid during the first two years of the term. Restrictive covenants of the Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. As of February 28, 2001, the Company was not in compliance with certain of the required financial ratios. In March 2001, the Company and the Bank further amended the Agreement to waive such non-compliance through the end of fiscal 2001 and to revise the required financial ratios for fiscal 2002.

  The interest rate on borrowings under the revolving credit facility is based on either the Bank's prime rate or LIBOR and varies depending on the Company's leverage ratio, as defined, determined quarterly. As of February 28, 2001, the applicable interest rate was either the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option (9.33%) for substantially all amounts outstanding under the facility. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 28, 2001, the Company's available credit under the facility was approximately $510,000.

  The Agreement provides a term loan facility of $4 million for the purchase of real estate and improvements. At February 28, 2001, the Company's had indebtedness to the Bank under the facility of $226,220, secured by a deed of trust on both the land and building occupied by a branch facility in the Houston area, which is repaid in equal monthly principal installments of $2,400, plus interest. The Agreement also provides a capital expenditure term loan facility of $1 million for capital assets acquired after March 2000 and an acquisition facility of up to $5 million for the acquisition of other businesses, subject to approval by the Bank of specific transactions. As of February 28, 2001, the Company had not borrowed any amounts under either the capital expenditure facility or the acquisition facility. Both the real estate and the capital expenditures facility bear interest at a variable rate, which was the prime rate or LIBOR plus 2.75% at February 28, 2001. Borrowings under the acquisition facility also bear interest at a variable rate that is generally 0.25% higher than the rate applicable to the other term loan facilities. At February 28, 2001, the Company had outstanding borrowings aggregating $157,659 under a previous term loan arrangement bank for the purchase of capital assets. Such borrowings are repaid in equal monthly installments of $7,883, plus interest. In April 2001, the Company borrowed $487,500 under the real estate term loan facility, and $429,353 under the capital expenditure facility. Such amounts are to be repaid in equal principal installments over 120 months and 60 months, respectively, plus interest.

  At February 28, 2001, the Company was also not in compliance with certain of the required financial ratios contained in its loan agreement with The Catalyst Fund, Ltd. and an affiliate ("Catalyst"). See Note 4 of Notes to Consolidated Financial Statements. In May 2001, Catalyst waived such non-compliance for all periods through fiscal 2001 and for the first three quarters of fiscal 2002.

  The Company made capital expenditures of $3.2 million in fiscal 2001 for building and leasehold improvements, computer software, equipment and vehicles under capital leases. A significant majority of the assets acquired were in connection with the opening of new branch operations and the relocation of existing branch operations. Included in the capital expenditures were the purchase of a building in Gainesville, Florida for a new branch operation of FCS and the construction of a finished goods warehouse at LFI. The real estate purchase in Florida was partially financed by the sellers. The sellers financed $825,000 for a term of 25 years at an interest rate of 8.25% per annum. The note is secured by a deed of trust on the real estate and all improvements.

  The Company has approximately $8.1 million in tax loss carryforwards which substantially expire by fiscal 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in the near future. Certain provisions of the Internal Revenue Code ("Code") regulate the amount of additional stock that the Company could issue without resulting in a change in ownership control, as defined in the Code. Should such a change in control be deemed to occur, the Company's ability to utilize its operating loss carryforwards would be severely restricted.

  The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, debt service and expected capital expenditures. The Company does not presently plan to open new branch operations in fiscal 2002; rather, management is focused on achieving planned operating performance at the branches that were opened in fiscal 2001. Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company's revolving credit facility may also be utilized to finance acquisitions. However, management is not presently evaluating any acquisition opportunities.

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

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and

Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133" ("SFAS 137") which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. The Company plans to adopt SFAS 133 beginning with the Company's fiscal year 2002. The change is not expected to have a significant effect on the Company's financial statements.

  In February 2001, the Financial Accounting Standards Board ("FASB") issued a revised Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill". The Exposure Draft would continue to require recognition of goodwill acquired in a business combination as an asset but would not permit amortization of goodwill as currently required by Accounting Principals Board Opinion No. 17 "Intangible Assets". Instead goodwill would be reviewed for impairment, that is, written down and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB has indicated that a Statement addressing goodwill and intangible assets will be issued in the later half of July 2001. The Statement is expected to require these non-amortization and impairment rules to be applied to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. At February 28, 2001, the Company had goodwill of $6.2 million, net of accumulated amortization. Amortization of goodwill charged to earnings was $205,000 for the fiscal year ended February 28, 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At February 28, 2001 the Company had $23.3 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $233,000, or $.02 per basic share, on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      OF ACR GROUP, INC. AND SUBSIDIARIES


                                                            Page
                                                            ----


Report of Independent Auditors                               21


Consolidated balance sheets as of February 28, 2001 and
February 29, 2000                                            22


Consolidated statements of operations for the fiscal years
ended February 28, 2001, February 29, 2000 and February
28, 1999                                                     24


Consolidated statements of shareholders' equity for the
fiscal years ended February 28, 2001, February 29, 2000
and February 28, 1999                                        25


Consolidated statements of cash flows for the fiscal years
ended February 28, 2001, February 29, 2000 and February
28, 1999                                                     26


Notes to Consolidated Financial Statements                   28

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
ACR Group, Inc.


  We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


                                          ERNST & YOUNG LLP


Houston, Texas
May 11, 2001

                       ACR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                 AS OF FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                    ASSETS


                                                2001               2000
                                               ------             ------
Current assets:

  Cash                                        $   171,249         $   107,035

  Accounts receivable, net of allowance
    for doubtful accounts of $670,432 in
    2001 and $532,300 in 2000                  15,975,668          14,358,891

  Inventory                                    23,833,400          18,445,097

  Prepaid expenses and other                      642,912             386,896

  Deferred income taxes                           487,000             487,000
                                              -----------         -----------
    Total current assets                       41,110,229          33,784,919
                                              -----------         -----------
Property and equipment, net of
  accumulated depreciation                      5,768,093           3,689,448

Deferred income taxes                             973,000             973,000

Goodwill, net of accumulated amortization
  of $897,844 in 2001 and $693,329 in 2000      6,222,895           6,023,207

Other assets                                      507,350             370,929
                                              -----------         -----------
    Total assets                              $54,581,567         $44,841,503
                                              ===========         ===========

                       ACR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                 AS OF FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                2001               2000
                                               ------             ------

Current liabilities:

   Current maturities of long-term debt      $    826,016      $  1,597,790

   Current maturities of capital lease
     obligations                                  130,185           190,465

   Accounts payable                            17,146,529        12,182,803

   Accrued expenses and other liabilities       1,837,638         1,741,710
                                             ------------      ------------
        Total current liabilities              19,940,368        15,712,768
                                             ------------      ------------
Long-term debt                                 24,229,774        17,303,237

Long-term capital lease obligations               264,233           195,615
                                             ------------      ------------
        Total liabilities                      44,434,375        33,211,620
                                             ------------      ------------
Shareholders' equity:
   Preferred stock, $.01 par, authorized
     2,000,000 shares, none outstanding

   Common stock, $.01 par, authorized
     25,000,000 shares, issued and
     outstanding 10,681,294 shares in 2001
     and 10,670,634 shares in 2000                106,813           106,706

   Additional paid-in capital                  41,691,379        41,696,584

   Accumulated deficit                        (31,651,000)      (30,173,407)
                                             ------------      ------------
       Total shareholders' equity              10,147,192        11,629,883
                                             ------------      ------------
       Total liabilities and shareholders'
         equity                              $ 54,581,567      $ 44,841,503
                                             ============      ============

               The accompanying notes are an integral part
                    of these financial statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000
                             AND FEBRUARY 28, 1999



                                 2001                2000             1999
                             ------------        ------------     ------------

Sales                        $136,433,240        $126,468,201     $117,886,777

Cost of sales                 106,981,285          98,333,567       93,115,088
                             ------------        ------------     ------------
Gross profit                   29,451,955          28,134,634       24,771,689

Selling, general and
  administrative expenses     (28,726,419)        (24,135,567)     (21,494,841)

Energy services income, net        46,017              78,401           39,783
                             ------------        ------------     ------------

Operating income                  771,553           4,077,468        3,316,631

Interest expense               (2,487,606)         (2,010,597)      (2,036,484)

Other non-operating income        374,778             414,733          288,178
                             ------------        ------------     ------------

Income (loss) before income
  taxes                        (1,341,275)          2,481,604        1,568,325

Provision for income taxes:
  Current                         136,318             254,971          153,245
                             ------------        ------------     ------------

Net income (loss)            $ (1,477,593)       $  2,226,633     $  1,415,080
                             ============        ============     ============
Earnings (loss) per
  common share:

  Basic                      $      (0.14)       $        .21     $        .13
                             ============        ============     ============
  Diluted                    $      (0.14)       $        .20     $        .12
                             ============        ============     ============

                  The accompanying notes are an integral part
                         of these financial statements

                       ACR GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

       FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000
                             AND FEBRUARY 28, 1999


                                        No. of                             Additional
                                        Shares                              Paid-In              Accumulated
                                        Issued           Par Value          Capital               Deficit                Total
                                       -------          ----------         ----------           -------------         ----------
Balance, February 28, 1998            10,634,017          $106,340         $41,669,200          $(33,815,120)         $ 7,960,420

  Exercise of options                     25,000               250              13,500                                     13,750

  Exercise of warrant                        286                 3                  (3)                                         0

  Issuance of warrant                                                            2,000                                      2,000

  Net income                                                                                       1,415,080            1,415,080
                                      -----------         --------         -----------          ------------          -----------
Balance, February 28, 1999             10,659,303          106,593          41,684,697           (32,400,040)           9,391,250

  Exercise of options                      11,331              113                (113)                                         0

  Issuance of warrant                                                           12,000                                     12,000

  Net income                                                                                       2,226,633            2,226,633
                                      -----------         --------         -----------          ------------          -----------
Balance, February 29, 2000             10,670,634          106,706          41,696,584           (30,173,407)          11,629,883

  Exercise of options                      10,660              107             (12,205)                                   (12,098)

  Issuance of warrant                                                            7,000                                      7,000

  Net income                                                                                      (1,477,593)          (1,477,593)
                                      -----------         --------         -----------          ------------          -----------
Balance, February 28, 2001             10,681,294         $106,813         $41,691,379          $(31,651,000)         $10,147,192
                                      ===========         ========         ===========          ============          ===========

                  The accompanying notes are an integral part
                         of these financial statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE FISCAL YEARS ENDED  FEBRUARY 28, 2001, FEBRUARY 29, 2000
                             AND FEBRUARY 28, 1999

                                                          2001                     2000                     1999
                                                     --------------             -----------             -------------
Operating activities:
  Net income                                           $(1,477,593)              $ 2,226,633              $ 1,415,080
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation                                         1,036,390                  861,342                  862,369
     Amortization                                           270,469                  291,850                  260,151
     Issuance of warrants                                     7,000                   12,000                    2,000
     Provision for bad debts                                637,470                  568,465                  569,138
     Loss (gain) on sale of assets                           37,581                  (19,292)                     501
     Changes in operating assets and liabilities:
      Accounts receivables                               (1,872,974)                (718,317)              (2,793,371)
      Inventory                                          (5,025,730)                   4,079               (1,275,954)
      Prepaid expenses and other assets                    (568,968)                  86,089                   30,673
      Accounts payable                                    4,167,589               (2,772,895)                 877,713
      Accrued expenses and other liabilities                 80,802                  152,022                  410,553
                                                       ------------              -----------              -----------
Net cash (used in) provided by operating activities      (2,707,964)                 691,976                  358,853
                                                       ------------              -----------              -----------
Investing activities:
  Acquisition of property and equipment                  (2,107,952)                (846,998)                (745,810)
  Acquisition of businesses, net of cash acquired          (200,643)                       -                 (383,847)
  Proceeds from disposition of assets                        50,336                   35,148                   77,424
                                                       ------------              -----------              -----------
Net cash used in investing activities                    (2,258,259)                (811,850)              (1,052,233)
                                                       ------------              -----------              -----------
Financing activities:
  Proceeds from long-term debt                            6,621,653                1,686,877                2,084,262
  Payments on long-term debt                             (1,591,216)              (1,589,549)              (1,365,051)
  Exercise of stock options                                       -                        -                   13,750
                                                       ------------              -----------              -----------
Net cash provided by financing activities                 5,030,437                   97,328                  732,961
                                                       ------------              -----------              -----------
Net increase (decrease) in cash                              64,214                  (22,546)                  39,581

Cash at beginning of year                                   107,035                  129,581                   90,000
                                                       ------------              -----------              -----------
Cash at end of year                                    $    171,249              $   107,035              $   129,581
                                                       ============              ===========              ===========

                                  (continued)

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE FISCAL YEARS ENDED  FEBRUARY 28, 2001, FEBRUARY 29, 2000,
                             AND FEBRUARY 28, 1999
                                  (CONTINUED)

                                                                     2001                    2000                      1999
                                                                  -----------              ---------               ------------
Schedule of non-cash investing and financing
  activities:
  Acquisition of subsidiaries:
    Fair value of assets acquired                                     793,712                      -                 $  505,283
    Fair value of liabilities assumed                                 817,915                      -                   (111,283)
    Goodwill                                                          404,203                      -                    456,000
    Notes payable to sellers                                          152,000                      -                    328,253
  Purchase of property and equipment
   (net of cash):
   For notes payable                                                  825,000                      -                     63,540
   Under capital leases                                               271,529                218,485                     98,365

Supplemental cash flow information:
  Interest paid                                                     2,472,050              2,125,482                  2,043,789
  Federal income taxes paid                                            16,477                 35,000                      5,900


                  The accompanying notes are an integral part
                         of these financial statements

                       ACR GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  -  Description of Business and Summary of Significant Accounting Policies

Description of Business

  ACR Group, Inc.'s (the "Company") principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment, parts and supplies in the southeastern United States, Texas, Nevada, New Mexico, Colorado and California. The Company operates as a single segment.

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

Revenue Recognition

     Revenues are recognized when merchandise is either shipped or delivered to the customer.

Inventories

     Inventories are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale. The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company's operations, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. The cost of such inventory held in the bonded warehouses was $11,562,340 at February 28, 2001 and $11,864,555 at February 29, 2000.

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

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133" ("SFAS 137") which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. The Company plans to adopt SFAS 133 beginning with the Company's fiscal year 2002. The change is not expected to have a significant effect on the Company's financial statements.

  In February 2001, the Financial Accounting Standards Board ("FASB") issued a revised Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill". The Exposure Draft would continue to require recognition of goodwill acquired in a business combination as an asset but would not permit amortization of goodwill as currently required by Accounting Principals Board Opinion No. 17 "Intangible Assets". Instead goodwill would be reviewed for impairment, that is, written down and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB has indicated that a Statement addressing goodwill and intangible assets will be issued in the latter half of July 2001. The Statement is expected to require these non-amortization and impairment rules to be applied to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. At February 28, 2001, the Company had goodwill of $6.2 million, net of accumulated amortization. Amortization of goodwill charged to earnings was $205,000 for the fiscal year ended February 28, 2001.

2 -  Acquisitions

     In January 1999, the Company, through a wholly owned subsidiary, entered into a Purchase Agreement pursuant to which it acquired all of the issued and outstanding capital stock of Beaumont A/C Supply, Inc. ("BACS"), a Texas corporation for $850,000. As consideration for the acquisition, the Company paid $521,747 cash and issued a promissory note for $328,253. The note is due and payable in 12 quarterly installments of principal and interest commencing March 31, 1999. The excess of the final purchase price over the estimated fair value of the net assets acquired was $456,000, which was recorded as goodwill, to be amortized on a straight-line basis over 10 years. Pro forma results of operations relating to this acquisition are not presented because the effects of the acquisition would not be material.

     In March 2000, the Company, through a wholly owned subsidiary, entered into a Purchase Agreement pursuant to which it acquired all of the issued and outstanding capital stock of International Comfort Supply, Inc., a Texas corporation for $380,000. As consideration for the acquisition, the Company paid $228,000 cash and issued a promissory note for $152,000. The note is due and payable in 6 equal semi-annual installments of principal and interest commencing September 1, 2000. The excess of the final purchase price over the estimated fair value of the net assets acquired was $404,203, which was recorded as goodwill, to be amortized on a straight-line basis over 40 years. Pro forma results of operations relating to this acquisition are not presented because the effects of the acquisition would not be considered material.

     The acquisitions described above were accounted for using the purchase method of accounting, and the consolidated financial statements include the operating results from the respective dates of acquisition.

3 -  Property and Equipment

     Property and equipment consisted of the following at the end of February:


                                            2001                       2000
                                        -----------                -----------
Land                                    $   309,693                $   224,593

Building and leasehold improvements       3,517,616                  1,830,967

Furniture and fixtures                      230,067                    205,029

Vehicles                                  1,364,892                  1,462,752

Other equipment                           4,615,316                  3,576,185

Energy management equipment                       -                    223,111
                                        -----------                -----------
                                         10,037,584                  7,522,637

Less accumulated depreciation            (4,269,491)                (3,833,189)
                                        -----------                -----------
Net property and equipment              $ 5,768,093                $ 3,689,448
                                        ===========                ===========

     Capitalized lease assets of $785,755 and $1,126,627 together with accumulated amortization of $265,850 and $620,762 are included in property and equipment as of February 28, 2001 and February 29, 2000, respectively. Amortization expense is included with depreciation expense.

4 -  Debt

     Debt is summarized as follows at the end of February:



                                                               2001                         2000
                                                        -------------------          -------------------
Revolving line of credit                                     $22,585,856                  $16,086,710
Real estate loan                                                 266,220                      295,020
Equipment term loan                                              157,659                      252,255
Notes payable - Catalyst Fund and affiliate                      891,559                    1,466,559
Note payable to sellers of real property                         815,299                            -
Notes payable to sellers of companies
   acquired (note 2)                                             263,380                      742,604
Other                                                             75,817                       57,879
                                                             -----------                   ----------
                                                              25,055,790                   18,901,027
Less current maturities                                         (826,016)                  (1,597,790)
                                                             -----------                  -----------
Long-term debt, less current maturities                      $24,229,774                  $17,303,237
                                                             ===========                  ===========

  The Company has a loan agreement ("Agreement") with a commercial bank ("Bank") that was amended and restated in May 2000 to increase to $25 million the amount that may be borrowed by the Company under a revolving credit facility and to provide facilities for the purchase of both real estate and capital assets. The Agreement terminates in May 2003, but is automatically extended for one-year periods unless either party gives notice of termination to the other.
Prepayment penalties apply if the revolving credit facility is prepaid during the first two years of the term. Restrictive covenants of the Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. As of February 28, 2001, the Company was not in compliance with certain of the required financial ratios. In March 2001, the Company and the Bank further amended the Agreement to waive such non-compliance through the end of fiscal 2001 and to revise the required financial ratios for fiscal 2002.

  The interest rate on borrowings under the revolving credit facility is based on either the Bank's prime rate or LIBOR and varies depending on the Company's leverage ratio, as defined, determined quarterly. As of February 28, 2001, the applicable interest rate was either the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option (9.33%) for substantially all amounts outstanding under the facility. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 28, 2001, the Company's available credit under the facility was approximately $510,000.

  The Agreement provides a term loan facility of $4 million for the purchase of real estate and improvements. At February 28, 2001, the Company's had indebtedness to the Bank under the facility of $226,220, secured by a deed of trust on both the land and building occupied by a branch facility in the Houston area, which is repaid in equal monthly principal installments of $2,400, plus interest. The Agreement also provides a capital expenditure term loan facility of $1 million for capital assets acquired after March 2000 and an acquisition facility of up to $5 million for the acquisition of other businesses, subject to approval by the Bank of specific transactions. As of February 28, 2001, the Company had not borrowed any amounts under either the capital expenditure facility or the acquisition facility. Both the real estate and the capital expenditures facility bear interest at a variable rate, which was the prime rate or LIBOR plus 2.75% at February 28, 2001. Borrowings under the acquisition facility also bear interest at a variable rate that is generally 0.25% higher than the rate applicable to the other term loan facilities. At February 28, 2001, the Company had outstanding borrowings aggregating $157,659 under a previous term loan arrangement bank for the purchase of capital assets. Such borrowings are repaid in equal monthly installments of $7,883, plus interest.
In April 2001, the Company borrowed $487,500 under the real estate term loan facility, and $429,353 under the capital expenditure facility. Such amounts are to be repaid in equal principal installments over 120 months and 60 months, respectively, plus interest.

  In fiscal 1998, the Company obtained loans aggregating $1.54 million from The Catalyst Fund, Ltd. ("Catalyst") and an affiliate of Catalyst to pay certain outstanding indebtedness to St. James Capital Partners, L.P. ("St. James"), and also borrowed $450,000 from Catalyst for an acquisition. The Company previously borrowed $1 million from Catalyst in 1993. Such borrowings all bear interest at 12 1/2% per annum, payable monthly, and have varying principal repayment schedules. The aggregate outstanding principal at February 28, 2001 is to be repaid in monthly installments of $48,750 through August 2001, $30,000 from September 2001 through December 2002, and the remaining unpaid balance in January 2003. The Catalyst loans are all secured by the stock and operating assets of certain of the Company's subsidiaries and an assignment of proceeds from life insurance policies on the Company's President. Catalyst has subordinated its security interests to the Bank. In connection with the January 1998 loans, the Company granted Catalyst a warrant to purchase 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 28, 2003. The proceeds of the January 1998 loans were allocated between the debt and the warrant, resulting in a debt discount of $50,000, which is being amortized to expense over the term of the loan. In connection with the 1993 loan, the Company granted Catalyst a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $0.59 per share and, in connection with the amendment to the repayment schedule of the 1993 loan during fiscal 1998, the expiration date of the warrant was extended until February 28, 2003 (see Note 7). Covenants of the Company's loan agreement with Catalyst, which covers all of the Catalyst loans, prohibit dividends and restrict additional borrowings without Catalyst's consent, and also require the Company to maintain specified financial ratios. As of February 28, 2001, the Company was not in compliance with certain of the required financial ratios. In May 2001, Catalyst waived such non-compliance for all periods through fiscal 2001 and for the first three quarters of fiscal 2002.

     In August 2000, the Company purchased real estate in Gainesville, Florida to be occupied as a branch operation for approximately $957,000. Of the purchase price, the sellers financed $825,000 for a term of 25 years at an interest rate of 8.25% per annum. The note is secured by a deed of trust on the real estate and all improvements.

     The notes payable to sellers include debt incurred in connection with three acquisitions from fiscal 1996 to fiscal 1999 and are payable in installments over terms of three to five years. The seller notes payable at February 28, 2001 bear interest at 10% per annum, and are unsecured and subordinated to the Company's indebtedness to the Bank.

     Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

     Future maturities of debt are $826,016 in 2002, $613,452 in 2003, $22,850,495 in 2004, $33,459 in 2005, $32,412 in 2006, and $699,956 after 2006.

5 -  Lease Commitments

     The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:

                                                           Capital lease
             Year ending February 28 or 29,                  payments
     ----------------------------------------------      ---------------
                        2002                               $ 158,898
                        2003                                 129,922
                        2004                                  86,428
                        2005                                  53,777
                        2006                                  19,433
                                                           ---------
Total minimum lease payments                                 448,458

Less amounts representing interest                           (54,040)
                                                           ---------
Present value of future minimum lease payments               394,418

Less current maturities of capital lease obligations        (130,185)
                                                           ---------
Long-term obligations under capital leases                 $ 264,233
                                                           =========

     Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations and office equipment and vehicles under non-cancelable operating lease agreements that expire at various dates through 2010. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company's lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are:
$4,127,863 in 2002, $3,486,460 in 2003, $2,789,793 in 2004, $1,995,036 in 2005,
$1,300,143 in 2006 and $2,405,694 after 2006.

     Rental expenses were $4,093,554, $3,012,236 and $2,414,026 in 2001, 2000 and 1999, respectively.

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

                                                                               Year Ended February 28 or 29,
                                                         ----------------------------------------------------------------------
                                                                  2001                     2000                     1999
                                                         --------------------       ------------------       ------------------

Tax at statutory rate                                             $  (456,034)             $   843,745                $ 533,231

Increase (reduction) in tax expense
   resulting from:

   Change in valuation allowance                                    7,608,209               (1,558,282)                (588,631)

   Nondeductible expenses                                              87,603                   80,531                   61,288

   State income taxes                                                 143,270                  202,971                  144,000

   Expired tax credits and expired NOL
      carryforwards                                                (7,246,730)                 686,006                    3,357
                                                                  -----------              -----------                ---------

Actual income tax provision                                       $   136,318              $   254,971                $ 153,245
                                                                  ===========              ===========                =========

     As of February 28, 2001 and February 29, 2000, the Company had net operating loss carryforwards of $8.1 million and $28.9 million, respectively, which are available to offset future taxable income, substantially all of such carryforwards will expire by 2003. In addition, as of February 28, 1999, the Company had investment and research and development tax credit carryforwards of approximately $0.8 million which expired during fiscal 2000. For financial reporting purposes, the Company has recognized a valuation allowance of $2.0 million and $9.0 million as of February 28, 2001 and February 29, 2000, respectively, to offset the deferred tax assets related primarily to the loss carryforward and the credit carryforwards. The decrease in the valuation allowance for fiscal 1999 and 2000 was principally due to the expiration of net operating loss carryforwards. There are no other significant components of the Company's deferred tax assets and liabilities as of February 28, 2001.

7 -  Stock Option Agreements and Equity Transactions

     Effective March 1, 1998, both the President and the Chief Financial Officer of the Company entered into employment contracts that expire February 28, 2002 and in connection therewith, were granted options to purchase 300,000 and 100,000 shares of the Company's common stock ("Stock"), respectively, at $2.24 per share. Such options vest on March 1, 2006. The option agreements further provide for accelerated vesting if the market price of Stock, as defined in the agreements, reaches specified levels prior to the stated vesting date. During fiscal 2000 and 2001, the President acquired Stock through the cashless exercise of options that had been granted under a previous employment agreement by redeeming mature shares. In fiscal 2000, he exercised 25,000 options at $0.76 per share, resulting in the net issuance of 11,331 shares of Stock, and in fiscal 2001, he exercised 25,000 options at $0.77 per share, resulting in the net issuance of 10,660 shares of Stock.

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

     In fiscal 1997, the Company established the 1996 Stock Option Plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. 255,500, 161,500 and 134,500 options were granted in fiscal 2001, 2000 and 1998 respectively (none in fiscal year 1999 or 1997) of which 42,000, 24,000 and 19,500 expired in fiscal 2001, 2000 and 1999, respectively, and 34,000 shares of common stock were available for future grants at February 28, 2001. Options granted under the plan are immediately vested.

     In fiscal 2002, the Company will revalue certain warrants issued to The Catalyst Fund, Ltd. The warrants to acquire 175,000 shares of the Company's common stock at $2.06 per share will be revalued to $0.59 per share. This modification resulted in a new measurement date for the warrants. The cost to revalue said options will be expensed over the remaining term of the loan.

     A summary of the Company's stock option activity and related information follows:


                                                                       Year Ended February 29 or 28,
                                    -----------------------------------------------------------------------------------------------
                                                 2001                             2000                          1999
                                    -----------------------------------------------------------------------------------------------
                                                      Weighted                          Weighted                    Weighted
                                                      Average                            Average                    Average
                                                      Exercise                          Exercise                    Exercise
                                        Options       Price             Options          Price         Options       Price
                                      -----------    ---------          -------      -------------     -------     ----------
Outstanding - beginning of year           767,500        $2.09           655,000         $2.18         299,500        $1.96

     Granted                              255,500         1.12           161,500          1.50         410,000         2.24

     Exercised                            (40,000)         .74           (25,000)          .76         (25,000)         .55

     Forfeited                            (42,000)        1.31           (24,000)         1.73         (29,500)        2.29
                                         --------                       --------                       -------

Outstanding - end of year                 941,000         1.92           767,500          2.09         655,000         2.18

Exercisable - end of year                 225,500         2.33           199,667          2.17         201,667         1.96

Weighted average fair value of
   options granted during year              $0.68                          $0.85                       $1.58


711,500 options outstanding at February 28, 2001 have a weighted average exercise price of $2.18 per share with ranges from $1.50 to $2.81 per share. These options have a weighted average contractual life remaining of 2.2 years. 229,500 options outstanding at February 28, 2001 have a weighted average exercise price of $1.12 per share and a weighted average contractual life remaining of 4.5 years.

     Pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during fiscal 2001, 2000 and 1998, the following assumptions were used:

     -   Expected life of 5 to 8 years
     -   No expected dividend yield
     - Expected volatility of .650 in fiscal 2001, .610 in fiscal 2000 and 1999, with .622 in fiscal 1998
     -   Risk-free interest rate of 7.0% in fiscal 2001 and 5.0% in fiscal
         1998-2000

     The Company's pro forma information follows:

                                                                  Year Ended February 28 or 29,
                                                  ----------------------------------------------------------
                                                      2001                   2000                      1999
                                                  ------------            -----------              ----------
Pro forma net income                              ($1,634,122)              $2,081,672             $1,284,244
Pro forma basic earnings per share                     ($0.15)                   $0.20                  $0.12
Pro forma diluted earnings per share                   ($0.15)                   $0.18                  $0.11

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

     The Company has a qualified profit sharing plan ("Plan") under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant's contributions, not to exceed 3% of each participant's compensation. Company contributions to the Plan were $226,798, $198,784 and $171,786 for fiscal 2001, 2000 and 1999, respectively.

9  -  Earnings per Share

     The numerator used in the calculations of both basic and diluted earnings per share for all periods presented was net income. The denominator for each period presented was determined as follows:

                                                             Year Ended February 28 or 29,
                                               -------------------------------------------------------
                                                     2001                2000                1999
                                               ---------------     ---------------     ---------------
Denominator:

Denominator for basic earnings per share -
 weighted average shares                          10,676,198          10,667,801          10,637,123

Effect of dilutive securities:
 Employee stock options                               16,260              21,819              49,245
 Warrants                                            407,909             582,495             665,431
                                                  ----------          ----------          ----------
Dilutive potential common shares                     424,169             604,314             714,676
                                                  ----------          ----------          ----------
Denominator for diluted earnings per share -
 adjusted weighted average shares and
 assumed conversions                              11,100,367          11,272,115          11,351,799
                                                  ==========          ==========          ==========


10 - Quarterly Results (Unaudited)


In thousands of dollars
(except per share amounts)
                                                                      Quarter
                                         -------------------------------------------------------------------
                                              First           Second            Third             Fourth
                                         --------------   ---------------   --------------   ---------------
Fiscal Year Ended February 28, 2001
  Sales                                      $33,178          $40,209          $33,650           $29,396
  Gross Profit                                 7,115            8,633            7,171             6,533
  Net Income                                     200              886             (767)           (1,797)
  Earnings Per Common Share:
  Basic                                          .02              .08             (.07)             (.17)
  Diluted                                        .02              .08             (.07)             (.17)

Fiscal Year Ended February 29, 2000
  Sales                                      $33,206          $38,107          $29,198           $25,957
  Gross Profit                                 7,196            8,278            6,660             6,001
  Net Income                                     652            1,614              381              (420)
  Earnings Per Common Share:
  Basic                                          .06              .15              .04              (.04)
  Diluted                                        .06              .14              .03              (.04)

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



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1) Financial Statements included in Item 8.

           See Index to Financial Statements of ACR Group, Inc. set forth in
       Item 8, Financial Statements and Supplementary Data.


(a)(2) Index to Financial Statement Schedules included in Item 14.

           The following financial statement schedule for the years ended February 28, 2001 and 1999 and February 29, 2000 is included in this report:

       Schedule II - Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


(a)(3) Exhibits

       The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for fiscal year ended June 30, 1991 (referred to as "1991 10-K"), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as "1993 10-K"), or (c) Form S-8 Registration Statement under the 1933 Act for Registrant, Registration No. 333-16325 filed November 18, 1996 (referred to as "RS 333-16325"), or (d) Current Report on Form 8-K dated January 24, 1997, or (e) Annual Report on Form 10-K for fiscal year ended February 28, 1997 (referred to as "1997 10-K"), or (f) Annual Report on Form 10-K for fiscal year ended February 28, 1998 (referred to as "1998 10-K"), or
(g) Annual Report on Form 10-K for fiscal year ended February 29, 2000 (referred to as "2000 Form 10-K").

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

     *10.13 Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

     *10.14 Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

     10.15 First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001.

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

     23.1           Consent of Independent Auditors


(b)  Reports on Form 8-K

         No report on Form 8-K was filed during the period from December 1, 2000 to February 28, 2001.

(c)  Exhibits

         See Item 14(a)(3), above.

                                                                     SCHEDULE II


                       ACR GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

  FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND 1999 AND FEBRUARY 29, 2000



                                                                        Additions
                                                            --------------------------------
                                            Balance at         Charged to        Charged to                        Balance at
                                            beginning          costs and           other                             end of
               Description                  of period           expenses          accounts        Deductions         period
  -----------------------------------    --------------     --------------    --------------   ---------------    ------------
Year ended February 28, 2001:
 Allowance for doubtful accounts:
  Accounts receivable                       $532,300           $637,470            $    -          $499,338(1)      $670,432

Year ended February 29, 2000:
 Allowance for doubtful accounts:
  Accounts receivable                       $684,487           $568,465            $    -          $720,652(1)      $532,300

Year ended February 28, 1999:
 Allowance for doubtful accounts:
  Accounts receivable                        762,709            569,138             9,931(2)        657,291(1)       684,487

(1)  Accounts/notes and related allowance written off.
(2)  Allowance related to accounts receivable of acquired companies.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACR GROUP, INC.



Date:  May 29, 2001                   By:   /s/ Anthony R. Maresca
                                      ----------------------
                                      Anthony R. Maresca
                                      Senior Vice President and
                                      Chief Financial Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature


/s/ Alex Trevino, Jr.        Chairman of the Board,          May 29, 2001
----------------------       President and
Alex Trevino, Jr.            Chief Executive Officer
                             (Principal executive officer)

/s/ Anthony R. Maresca       Senior Vice President,          May 29, 2001
----------------------       Chief Financial Officer
Anthony R. Maresca           and Director
                             (Principal financial and
                             accounting officer)

/s/ Ronald T. Nixon          Director                        May 29, 2001
----------------------
Ronald T. Nixon


/s/ Roland H. St. Cyr        Director                        May 29, 2001
----------------------
Roland H.  St. Cyr


/s/ A. Stephen Trevino       Vice President,                 May 29, 2001
----------------------       General Counsel
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

     *10.13 Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

     *10.14 Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

      10.15 First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001.

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