Form 10-Q
period 2001-05-31
ACR GROUP INC
filed 2001-07-16
CIK 711307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------


                        Commission file number 0-12490


                                ACR GROUP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Texas                                            74-2008473
---------------------------------------                 -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas                77042-6039
----------------------------------------------          -----------------------
(Address of principal executive offices)                      (Zip Code)

                                (713) 780-8532
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.                                         Yes  X   No____
                                                                  ----

Shares of Common Stock outstanding at June 30, 2001 - 10,681,294.

                        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     ASSETS
                                                                             May 31,      February 28,
                                                                              2001            2001
                                                                          ------------   ------------
                                                                           (Unaudited)

Current assets:
   Cash                                                                $   175,425      $   171,249
   Accounts receivable, net                                             20,694,337       15,975,668
   Inventory                                                            23,982,183       23,833,400
   Prepaid expenses and other                                              301,674          642,912
   Deferred income taxes                                                   487,000          487,000
                                                                       -----------      -----------

                  Total current assets                                  45,640,619       41,110,229
                                                                       -----------      -----------

Property and equipment, net of accumulated
   depreciation                                                          5,757,476        5,768,093
Deferred income taxes                                                      973,000          973,000
Goodwill, net of accumulated amortization                                6,166,044        6,222,895
Other assets                                                               472,470          507,350
                                                                       -----------      -----------
                                                                       $59,009,609      $54,581,567
                                                                       ===========      ===========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
      and capital lease obligations                                    $   993,608      $   956,201
   Accounts payable                                                     20,688,306       17,146,529
   Accrued expenses and other liabilities                                1,981,952        1,837,638
                                                                       -----------      -----------

                  Total current liabilities                             23,663,866       19,940,368

Long-term debt and capital lease obligations,
   less current maturities                                              24,802,948       24,494,007
                                                                       -----------      -----------

                  Total liabilities                                     48,466,814       44,434,375
                                                                       -----------      -----------

Shareholders' equity:
   Common stock                                                            106,813          106,813
   Additional paid-in capital                                           41,691,379       41,691,379
   Accumulated deficit                                                 (31,255,397)     (31,651,000)
                                                                       -----------      -----------

                  Total shareholders' equity                            10,542,795       10,147,192
                                                                       -----------      -----------

                                                                       $59,009,609      $54,581,567
                                                                       ===========      ===========


                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                              Three months ended
                                                                                    May 31,
                                                                       ----------------------------
                                                                             2001          2000
                                                                       -----------      -----------

Sales                                                                  $39,709,019      $33,178,455
Cost of sales                                                           31,107,527       26,063,104
                                                                       -----------      -----------

Gross profit                                                             8,601,492        7,115,351

Selling, general and administrative expenses                            (7,625,857)      (6,453,451)
Other operating income (expense)                                            (1,048)          34,507
                                                                       -----------      -----------

Operating income                                                           974,587          696,407

Interest expense                                                          (633,487)        (543,523)
Other non-operating income                                                  90,103           80,801
                                                                       -----------      -----------

Income before income taxes                                                 431,203          233,685
Provision for income taxes                                                  35,600           33,350
                                                                       -----------      -----------

Net income                                                             $   395,603      $   200,335
                                                                       ===========      ===========

Weighted average shares outstanding:
  Basic                                                                 10,681,294       10,670,634
  Diluted                                                               10,681,294       11,326,275

Earnings per common share:
  Basic                                                                $       .04      $       .02
  Diluted                                                                      .04              .02


                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Three months ended
                                                                                                May 31,
                                                                                ----------------------------------
                                                                                   2001                  2000
                                                                                ----------           -------------

Operating activities:
   Net income                                                                   $  395,603           $     200,335
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                                                353,722                 286,624
      Other                                                                            200                   5,721
      Changes in operating assets and liabilities:
         Accounts receivables                                                   (4,689,867)             (2,639,852)
         Inventory                                                                (148,783)               (938,086)
         Prepaid expenses and other assets                                         266,697                (223,656)
         Accounts payable                                                        3,606,710               2,414,345
         Accrued expenses and other liabilities                                    144,314                  28,624
                                                                                ----------           -------------

Net cash used in operating activities                                              (71,404)               (865,945)
                                                                                ----------           -------------

Investing activities:
   Acquisition of property and equipment                                          (270,768)               (689,195)
   Acquisition of business, net of cash acquired                                         -                (200,643)
   Proceeds from disposition of assets                                                   -                   1,200
                                                                                ----------           -------------

Net cash used in investing activities                                             (270,768)               (888,638)
                                                                                ----------           -------------

Financing activities:
   Net borrowings on revolving credit facility                                     639,081               2,193,021
   Payments on long-term debt                                                     (292,733)               (292,677)
                                                                                ----------           -------------

Net cash provided by financing activities                                          346,348               1,900,344
                                                                                ----------           -------------

Net increase in cash                                                                 4,176                 145,761
Cash at beginning of year                                                          171,249                 107,035
                                                                                ----------           -------------

Cash at end of period                                                           $  175,425           $     252,796
                                                                                ==========           =============


Schedule of non-cash investing and
   financing activities:
   Acquisition of subsidiaries:
      Fair value of assets acquired                                                      -                 793,712
      Fair value of liabilities assumed                                                  -                 817,915
      Goodwill                                                                           -                 404,203
      Notes payable to sellers                                                           -                 152,000
Purchase of property and equipment under capital
      leases (net of cash)                                                               -                  63,550



                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1  -  Basis of Presentation
      ---------------------

      The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended May 31, 2001 is not necessarily indicative of the results to be expected for the full year.

      Substantially all inventories represent finished goods held for sale.

2  -  Contingent Liabilities
      ----------------------

      The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Colorado and Tennessee, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of May 31, 2001, the cost of such inventory held in the bonded warehouses was $13,666,154.

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

4 -   Debt
      ----

      The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). The maximum amount that may be borrowed under the revolving line of credit is $25 million, including up to $1 million for letters of credit. At May 31, 2001, the Company had $23.5 million outstanding under this credit facility and a maturity date set for May 2003, with an automatic extension for one-year periods unless either party gives notice of termination to the other.

5 -   Earnings Per Share
      ------------------

      The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended May 31,
                                               ---------------------------------------------
                                                      2001                      2000
                                               -------------------       -------------------

  Numerator:

  Net income                                   $           395,603       $           200,335

  Numerator for basic and diluted
    earnings per share - income
    available to common stockholders           $           395,603       $           200,335
                                               ===================       ===================

  Denominator:

  Denominator for basic earnings per
    share - weighted average shares                     10,681,294                10,670,634

  Effect of dilutive securities:

    Employee stock options                                       -                    28,822

    Warrants                                                     -                   626,819
                                               -------------------       -------------------
  Dilutive potential common shares                               0                   655,641
                                               -------------------       -------------------

  Denominator for diluted earnings
    per share -  adj. weighted average
    shares and assumed conversions                      10,681,294                11,326,275
                                               ===================       ===================

  Basic earnings per share                     $               .04       $               .02

  Dilutive earnings per share                  $               .04       $               .02
                                               ===================       ===================

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. -     Management's Discussion and Analysis of Financial Condition and
              Results of Operations


Comparison of Results of Operations for the Three-Month Periods Ended May 31,
-----------------------------------------------------------------------------
2001 and May 31, 2000
---------------------

         Net income increased to $395,603 in the quarter ended May 31, 2001 (fiscal 2002) from $200,335 in the quarter ended May 31, 2000 (fiscal 2001), an increase of 97%. The improvement in results of operations in fiscal 2002 was generally attributable to an increase in same-store sales and to cost savings attributable to the closing of a branch operation in Memphis, TN in the fourth quarter of fiscal 2001.

         Consolidated sales increased 20% during the quarter ended May 31, 2001 compared to the quarter ended May 31, 2000. Sales at the ten branch operations opened during fiscal 2001 aggregated $3.9 million in the quarter ended May 31, 2001. Same-store sales for the 37 branches open for more than one year at the beginning of the quarter increased 9% in the quarter ended May 31, 2001, compared to a decrease of 4% in the quarter ended May 31, 2000. Same-store sales growth was strongest in Florida and the western region of the United States. Sales of new lines of HVACR equipment, which were first introduced in fiscal 2001, contributed significantly to the sales increase at these operations. Sales increased only moderately at the Company's operations in Texas and Georgia compared to fiscal 2001, as a combination of mild temperatures and wet spring weather moderated demand for air conditioning products.

         The Company's gross margin percentage on sales was 21.7% for the quarter ended May 31, 2001, compared to 21.4% for the quarter ended May 31, 2000. Lower than average gross margin percentages at the Company's new branch operations were more than offset by continued reductions in the net purchase cost of inventory through national buying arrangements. In addition, the gross margin percentage at the Company's sheet metal fabrication operation benefited by reductions in commodity steel prices while maintaining its sale prices of finished goods during the quarter ended May 31, 2001. The gross margin percentage in fiscal 2001 was adversely impacted by efforts at the Company's operations in Florida to sell the remaining inventory of a discontinued equipment product line.

         Selling, general and administrative ("SG&A") expenses increased 18% in the quarter ended May 31, 2001 compared to the same quarter of 2000, because of the costs associated with the new branch operations. Expressed as a percentage of sales, SG&A expenses decreased in the first quarter from 19.5% in 2000 to 19.2% in 2001, as the Company gained operating leverage from same-store sales growth. Increases in both workers compensation costs and transportation costs attributable to fuel prices contributed to the overall increase in SG&A expenses.

         Interest expense increased 17% from 2000 to 2001 as a result of a 21% increase in borrowings from the previous year. The increase was partially mitigated by lower interest rates on the Company's variable rate debt. As a percentage of sales, interest expense decreased from 1.64% in 2000 to 1.60% in 2001.

         The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Liquidity and Capital Resources
-------------------------------

         Current assets increased 11% from February 28, 2001 to May 31, 2001, substantially comprised of an increase in accounts receivable that resulted from the seasonal increase in sales. Gross accounts receivable represented 46 days of gross sales as of both May 31, 2001 and 2000, as the Company maintained its credit management standards and active collection efforts while seeking to develop sales at the branches opened in fiscal 2001. Management placed a heightened emphasis on controlling inventory levels after satisfying the stocking requirements of the new branches, and from the end of February to the end of May, inventory increased less than 1% in 2001, compared to 7% in 2000.

         The Company has credit facilities with a commercial bank ("Bank") which include an $25 million revolving line of credit, including up to $1 million for letters of credit, and a $1 million term loan facility for capital expenditures. During the quarter ended May 31, 2001, the Company borrowed $429,353 against the capital expenditure facility and also borrowed $487,500, secured by a mortgage on its Katy, TX real estate and improvements. At May 31, 2001, the Company had available credit of $1.5 and $0.6 million under the revolving credit line and the capital expenditure term loan facility, respectively. At May 31, 2001, the outstanding balance on the revolving credit line and the term loan facility bears interest at LIBOR plus 2.75% (currently 6.81%). Management believes that availability under the revolving credit facility will be adequate to finance the Company's working capital requirements of its existing operations for the foreseeable future.

         The Company has approximately $8 million in tax loss carryforwards which expire by fiscal 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

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


Item 3. -    Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At May 31, 2001 the Company had $23.5 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $235,000, or $.02 per basic share, on an annual basis.

                          PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.       None









                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ACR GROUP, INC.





     July 16, 2001                          /s/ Anthony R. Maresca
-----------------------------               ----------------------------------
Date                                        Anthony R. Maresca
                                            Senior Vice-President and
                                            Chief Financial Officer