Form 10-Q
period 2001-08-31
ACR GROUP INC
filed 2001-10-15
CIK 711307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________
                         Commission file number 0-12490


                                ACR GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                           74-2008473
--------------------------------                  ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas              77042-6039
----------------------------------------------    ------------------------------
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


Shares of Common Stock outstanding at September 30, 2001 - 10,681,294.

                        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                              August 31,    February 28,
                                                                 2001           2001
                                                            ------------    ------------
                                                             (Unaudited)
Current assets:
  Cash                                                      $    267,446    $    171,249
  Accounts receivable, net                                    21,537,122      15,975,668
  Inventory                                                   25,302,661      23,833,400
  Prepaid expenses and other                                     275,425         642,912
  Deferred income taxes                                          487,000         487,000
                                                            ------------    ------------
          Total current assets                                47,869,654      41,110,229
                                                            ------------    ------------

Property and equipment, net of accumulated
 depreciation                                                  5,676,189       5,768,093
Deferred income taxes                                            773,000         973,000
Goodwill, net of accumulated amortization                      6,108,500       6,222,895
Other assets                                                     466,831         507,350
                                                            ------------    ------------
                                                            $ 60,894,174    $ 54,581,567
                                                            ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
    and capital lease obligations                           $    936,567    $    956,201
  Note payable - revolving line of credit                     22,198,428               -
  Accounts payable                                            21,345,850      17,146,529
  Accrued expenses and other liabilities                       2,376,336       1,837,638
                                                            ------------    ------------

          Total current liabilities                           46,857,181      19,940,368

Long-term debt and capital lease obligations,
  less current maturities                                      2,449,856      24,494,007
                                                            ------------    ------------
          Total liabilities                                   49,307,037      44,434,375
                                                            ------------    ------------

Shareholders' equity:
  Common stock                                                   106,813         106,813
  Additional paid-in capital                                  41,691,379      41,691,379
  Accumulated deficit                                        (30,211,055)    (31,651,000)
                                                             ------------    ------------
          Total shareholders' equity                          11,587,137      10,147,192
                                                            ------------    ------------
                                                            $ 60,894,174    $ 54,581,567
                                                            ============    ============

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Six months ended                 Three months ended
                                                   August 31,                         August 31,
                                           ---------------------------      ----------------------------
                                               2001           2000              2001            2000
                                           -----------    ------------      ------------     -----------
Sales                                      $86,218,393    $ 73,387,722      $ 46,509,374     $40,209,267
Cost of sales                               67,696,585      57,639,142        36,589,058      31,576,038
                                           -----------    ------------      ------------     -----------
Gross profit                                18,521,808      15,748,580         9,920,316       8,633,229

Selling, general and administrative
  expenses                                 (15,789,614)    (13,610,563)       (8,163,757)     (7,157,112)
Other operating income
 (expense)                                      (1,049)         43,121                (1)          8,614
                                           -----------    ------------      ------------     -----------
Operating income                             2,731,145       2,181,138         1,756,558       1,484,731

Interest expense                            (1,182,563)     (1,151,117)         (549,076)       (607,594)
Other non-operating income                     230,497         175,855           140,394          95,054
                                           -----------    ------------      ------------     -----------
Income before income taxes                   1,779,079       1,205,876         1,347,876         972,191
Provision for income taxes:
  Current                                      139,134         119,280           103,534          85,930
  Deferred                                     200,000               -           200,000               -
                                           -----------    ------------      ------------     -----------
Net income                                 $ 1,439,945    $  1,086,596      $  1,044,342     $   886,261
                                           ===========    ============      ============     ===========

Weighted average shares
  outstanding:
  Basic                                     10,681,294     10,671,103         10,681,294      10,671,571
  Diluted                                   10,692,047     11,290,980         10,702,800      11,255,684

Earnings per common share:
  Basic                                    $       .13    $       .10        $       .10     $       .08
  Diluted                                          .13            .10                .10             .08

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six months ended
                                                              August 31,
                                                     -------------------------
                                                          2001         2000
                                                     -----------   -----------
Operating activities:
 Net income                                          $ 1,439,945   $ 1,086,596
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                          710,463       592,707
  Deferred income tax expense                            200,000             -
  Other                                                  (10,255)        4,182
  Changes in operating assets and liabilities:
   Accounts receivables                               (5,532,651)   (4,480,428)
   Inventory                                          (1,469,261)   (3,262,612)
   Prepaid expenses and other assets                     289,865      (498,110)
   Accounts payable                                    4,264,255     6,782,644
   Accrued expenses and other liabilities                538,698       465,808
                                                     -----------   -----------
Net cash provided by operating activities                431,059       690,787
                                                     -----------   -----------

Investing activities:
 Acquisition of property and equipment                  (480,005)   (1,447,413)
 Acquisition of business, net of cash acquired                 -      (200,643)
 Proceeds from disposition of assets                      10,500         7,700
                                                     -----------   -----------
Net cash used in investing activities                   (469,505)   (1,640,356)
                                                     -----------   -----------

Financing activities:
 Net borrowings on revolving credit facility             713,027     1,950,637
 Payments on long-term debt                             (578,384)     (978,650)
                                                     -----------   -----------

Net cash provided by financing activities                134,643       971,987
                                                     -----------   -----------

Net increase in cash                                      96,197        22,418
Cash at beginning of year                                171,249       107,035
                                                     -----------   -----------
Cash at end of period                                $   267,446   $   129,453
                                                     ===========   ===========


Schedule of non-cash investing and
 financing activities:
 Acquisition of subsidiaries:
  Fair value of assets acquired                                -       793,712
  Fair value of liabilities assumed                            -       817,915
  Goodwill                                                     -       404,203
  Notes payable to sellers                                     -       152,000
 Purchase of property and equipment under capital
 leases and notes (net of cash)                                -       968,612

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1  -  Basis of Presentation
      ---------------------

     The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six-month periods ended August 31, 2001 is not necessarily indicative of the results to be expected for the full year.

     Substantially all inventories represent finished goods held for sale.

2  - Contingent Liabilities
     ----------------------

     The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Colorado and Tennessee, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 2001, the cost of such inventory held in the bonded warehouses was $12,150,358.

     The terms of the consignment agreement with the supplier further provide that the Company upon demand by the supplier must purchase merchandise not sold within a specified period of time. The Company believes that substantially all consigned merchandise will be sold in the ordinary course of business before any purchase obligation is incurred.

3 -  Income Taxes
     ------------

          The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. The provision for deferred taxes consists of a reduction of future deferred benefits expected to be realized as a result of the anticipated expiration of net operating loss carryforwards in fiscal 2003. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

4 -  Debt
     ----

     The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). The maximum amount that may be borrowed under the revolving line of credit is $25 million, including up to $1 million for letters of credit. The maturity date of the credit facility is May 2003, with an automatic extension for one-year periods unless either party gives notice of termination to the other. At August 31, 2001, the Company had $22.2 million outstanding under the facility.

     Because of lower than expected net income in the first two quarters of fiscal 2002, as of August 31, 2001, the Company was not in compliance with two financial covenants in its loan agreement with the Bank, and, to date, has not either obtained a waiver from the Bank or negotiated a revision to the covenants. Therefore, according to the strict provisions of the loan agreement, the Company's revolving line of credit is callable, and, as required by generally accepted accounting principles, such indebtedness is classified as a current liability in the balance sheet as of August 31, 2001.

The Bank has given no indication to date that it would intend to exercise any of its rights under the loan agreement in the event of default. Management has initiated discussions with the Bank concerning the financial covenants in the loan agreement and expects to reach an agreement before the end of fiscal 2002 to amend the relevant covenants and waive events of non-compliance. So long as the Company's ability to access its revolving credit facility remains unimpaired, management believes that cash flows from operations and the borrowing availability under the line of credit will provide sufficient liquidity to meet the Company's working capital requirements for existing operations, debt service and expected capital expenditures.

5 -  Recently Issued Accounting Pronouncements
     -----------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have definite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, beginning March 1, 2002. The impact of applying the provisions of the Statement has not yet been determined. The maximum possible increase to income before income taxes on an annual basis as a result of the nonamortization provision is approximately $150,000.

6 -  Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  Six Months Ended August 31,       Three Months Ended August 31,
                                               ------------------------------     ------------------------------
                                                   2001              2000              2001             2000
                                               -----------        -----------      -----------       -----------
Numerator:
Net income                                     $ 1,439,945        $ 1,086,596      $ 1,044,342       $   886,261
Numerator for basic and diluted
 earnings per share - income
 available to common stockholders              $ 1,439,945        $ 1,086,596      $ 1,044,342       $   886,261
                                               ===========        ===========      ===========       ===========
Denominator:
Denominator for basic earnings per
 share - weighted average shares                10,681,294         10,671,103       10,681,294        10,671,571
Effect of dilutive securities:
 Employee stock options                                                32,521                             36,220
 Warrants                                           10,753            587,356           21,506           547,893
                                               -----------        -----------      -----------       -----------
Dilutive potential common shares                    10,753            619,877           21,506           584,113
                                               -----------        -----------      -----------       -----------
Denominator for diluted earnings
 per share -  adj. weighted average
 shares and assumed conversions                 10,692,047         11,290,980       10,702,800        11,255,684
                                               ===========        ===========      ===========       ===========

Basic earnings per share                       $       .13        $       .10      $       .10       $       .08

Dilutive earnings per share                    $       .13        $       .10      $       .10       $       .08
                                               ===========        ===========      ===========       ===========

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of Results of Operations for the Six-Month and Three-Month Periods
-----------------------------------------------------------------------------
Ended August 31, 2001 and August 31, 2000
-----------------------------------------

Six Months Ended August 31, 2001 Compared to 2000
-------------------------------------------------

     Net income increased to $1,439,945 in the six-month period ended August 31, 2001 (fiscal 2002) from $1,086,596 in the six-month period ended August 31, 2000 (fiscal 2001), an increase of 33%. Net income in fiscal 2002 includes a non-cash charge to deferred income taxes of $200,000. Excluding this charge, net income in fiscal 2002 would have increased 51% over the same period in fiscal 2001. The improvement in pre-tax income in fiscal 2002 was generally attributable to an increase in same-store sales and to a decline in operating losses at recently opened branches. From October 1999 through December 2000, the Company opened 12 branch operations. Such new branches typically incur costs prior to opening for personnel and preparing for business operation, and subsequently for 12 to 18 months as sales ramp up to a breakeven volume. In the six-month periods ended August 31, 2001 and 2000, aggregate operating losses for the 12 branches referred to above were approximately $190,000 and $360,000, respectively.

     Consolidated sales increased 17% in the six-month period ended August 31, 2001, compared to the same period in 2000. Sales at the ten branch operations opened during fiscal 2001 aggregated $8.5 million in the six-month period ended August 31, 2001, compared to $0.6 million in the six-month period ended August 31, 2000. Same-store sales for the 37 branches open more than one year at the beginning of the fiscal year (March 1) increased 9% in the six-month period ended August 31, 2001, compared to a decrease of 2% in same-store sales in the same period of 2000. Same-store sales growth occurred at over 70% of the Company's branches, with the highest growth rates occurring in Florida and the western region of the United States. Sales of new lines of HVACR equipment, which were first introduced in fiscal 2001, contributed significantly to the sales increase at these operations.

     The Company's gross margin percentage on sales was 21.5% for the six-month periods ended August 31, 2001 and 2000. Lower than average gross margin percentages at the Company's new branch operations were offset by continued reductions in the net purchase cost of inventory through national buying arrangements. In addition, the gross margin percentage at the Company's sheet metal fabrication operation benefited by reductions in commodity steel prices while maintaining its sale prices of finished goods.

     Selling, general and administrative ("SG&A") expenses increased 16% in the six-month period ended August 31, 2001 compared to the same period of 2000, because of the costs associated with the new branch operations. Expressed as a percentage of sales, SG&A expenses decreased from 18.5% in 2000 to 18.3% in 2001, as the Company gained operating leverage from same-store sales growth. Increases in both workers compensation costs and transportation costs attributable to fuel prices contributed to the overall increase in SG&A expenses.

     Interest expense increased 3% from 2000 to 2001, compared to a 20% increase in borrowings from the previous year, as lower interest rates on the Company's variable rate debt mitigated the cost of additional debt incurred to finance the new branch openings in fiscal 2001. As a percentage of sales, interest expense decreased from 1.6% in 2000 to 1.4% in 2001. Other non-operating income, which consists primarily of finance charge collections, increased 31% from 2000 to 2001.

     The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. The provision for deferred taxes consists of a reduction of future deferred benefits expected to be realized as a result of the anticipated expiration of net operating loss carryforwards in fiscal 2003. However, as a result of the Company's continued use of tax loss carryforwards, the Company will have minimal liability for Federal income taxes through fiscal 2003. See Liquidity and Capital Resources, below.

Three Months Ended August 31, 2001 Compared to 2000
---------------------------------------------------

     Net income increased to $1,044,342 in the quarter ended August 31, 2001 from $886,261 in the quarter ended August 31, 2000, an increase of 18%. Excluding the provision for deferred income taxes of $200,000 recorded in the quarter ended August 31, 2001, net income would have increased 40% compared to the same quarter of 2000. Such increase in results of operations was attributable to the same factors described above with respect to the six-month period ended August 31, 2001. In the quarters ended August 31, 2001 and 2000, aggregate operating losses of the branches opened since October 1999 were approximately $65,000 and $275,000, respectively.

     Sales increased 16% from the second quarter of fiscal 2001 to fiscal 2002, with same-store sales increasing 8% for branches open for more than one year at the beginning of the fiscal year. Sales at the ten branch operations opened during fiscal 2001 aggregated $4.6 million in the quarter ended August 31, 2001, compared to $0.5 million in the quarter ended August 31, 2000. Sales in Texas increased at a double-digit rate in the quarter as the Company added outside sales personnel in the state and temperatures reached customary summer levels from mid-July through August. In contrast, after several successive quarters of double-digit sales growth, the Company's operations in California experienced a small same-store sales decline as a result of both unseasonably cool temperatures and reaction to the state's energy crisis.

     The Company's gross margin percentage on sales was 21.3% for the quarter ended August 31, 2001, compared to 21.5% in 2000. Such decline is attributable both to a lower than average gross margin of 20.0% at the new branches and to market share gains from sales to high-volume customers that typically purchase products at highly competitive prices.

     SG&A expenses as a percentage of sales decreased from 17.8% in 2000 to 17.6% in 2001, because of the operating leverage associated with same-store sales growth. Interest expense decreased 10% from 2000 to 2001 as a result of lower average interest rates on the Company's variable rate debt.

Liquidity and Capital Resources
-------------------------------

     Current assets increased 16% from February 28, 2001 to August 31, 2001, compared to a 26% increase during the same period in 2000, principally because of an increase in accounts receivable that resulted from the seasonal increase in sales. Gross accounts receivable represented 44 days of gross sales as of August 31, 2001 compared to 45 days at August 31, 2000, reflecting a continuous focus on credit management and aggressive collection of delinquent accounts. Inventory from the end of February to the end of August increased by 5% in 2001, compared to an increase of 20% in 2000. Approximately 60% of the inventory increase in 2000 was at branches opened in the first two quarters of the fiscal year.

     The Company has credit facilities with a commercial bank ("Bank") which include an $25 million revolving line of credit, including up to $1 million for letters of credit, and a $1 million term loan facility for capital expenditures. During the quarter ended August 31, 2001, the Company borrowed $183,591 against the capital expenditure facility. At August 31, 2001, the Company had available credit of $1.7 and $0.4 million under the revolving credit line and the capital expenditure term loan facility, respectively. At August 31, 2001, the outstanding balance on the revolving credit line and the term loan facility bears interest at LIBOR plus 2.75% (currently 6.33%).

     Because of lower than expected net income in the first two quarters of fiscal 2002, as of August 31, 2001, the Company was not in compliance with two financial covenants in its loan agreement with the Bank, and, to date, has not either obtained a waiver from the Bank or negotiated a revision to the covenant. Therefore, according to the strict provisions of the loan agreement, the Company's revolving line of credit is callable, and, as required by generally accepted accounting principles, such indebtedness is classified as a current liability in the balance sheet as of August 31, 2001. The Bank has given no indication to date that it would intend to exercise any of its rights under the loan agreement in the event of default. Management has initiated discussions with the Bank concerning the financial covenants in the loan agreement and expects to reach an agreement before the end of fiscal 2002 to amend the relevant covenants and waive events of non-compliance. So long as the Company's ability to access its revolving credit facility remains unimpaired, management believes that cash flows from operations and the borrowing availability under the line of credit will provide sufficient liquidity to meet the Company's working capital requirements for existing operations, debt service and expected capital expenditures.

     The Company has approximately $8 million in tax loss carryforwards of which approximately $7 million expire by fiscal 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Recently Issued Accounting Pronouncements
-----------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have definite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, beginning March 1, 2002. The impact of applying the provisions of the Statement has not yet been determined. The maximum possible increase to income before income taxes on an annual basis as a result of the nonamortization provision is approximately $150,000.

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

Safe Harbor Statement
---------------------

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws. In addition to other factors and matters discussed elsewhere herein, the following are important matters that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, unusual weather conditions, the effects of competitive pricing and general economic factors.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At August 31, 2001 the Company had $22.2 million outstanding under its senior credit facility. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall costs as compared with fixed-rate borrowings.

                          PART II - OTHER INFORMATION

Item 4. - Results of Votes of Security Holders

     At the Annual Meeting of Shareholders on August 16, 2001, the shareholders of the Company voted on and approved the following issue:

     Election of Directors for a term of one year expiring at the next Annual Meeting of Shareholders:


                                 Shares     Shares
                                   For     Withheld
                                ---------  --------
          Anthony R. Maresca    9,687,980    60,940
          Ronald T. Nixon       9,704,390    44,530
          Roland H. St. Cyr     9,715,380    33,540
          A. Stephen Trevino    9,665,854    83,066
          Alex Trevino, Jr.     9,722,675    26,245

Item 6. - Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K.  None



                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ACR GROUP, INC.



    October 15, 2001                        /s/ Anthony R. Maresca
--------------------------------            -----------------------------------
Date                                        Anthony R. Maresca
                                            Senior Vice-President and
                                            Chief Financial Officer