Form 10-Q
period 2001-11-30
ACR GROUP INC
filed 2002-01-14
CIK 711307

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2001

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________________ to ____________
                        Commission file number 0-12490


                                ACR GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Texas                                        74-2008473
---------------------------------                 ------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas             77042-6039
----------------------------------------------    ------------------------------
   Address of principal executive offices)                 (Zip Code)

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


Shares of Common Stock outstanding at December 31, 2001 - 10,681,294.

                        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                   ASSETS

                                              November 30,    February 28,
                                                  2001           2001
                                              ------------    -----------
                                              (Unaudited)
Current assets:
 Cash                                          $   232,460    $   171,249
 Accounts receivable, net                       18,501,649     15,975,668
 Inventory                                      25,178,157     23,833,400
 Prepaid expenses and other                        297,171        642,912
 Deferred income taxes                             487,000        487,000
                                               -----------    -----------

          Total current assets                  44,696,437     41,110,229
                                               -----------    -----------

Property and equipment, net of accumulated
 depreciation                                    5,567,965      5,768,093
Deferred income taxes                              773,000        973,000
Goodwill, net of accumulated amortization        6,049,565      6,222,895
Other assets                                       510,240        507,350
                                               -----------    -----------

                                               $57,597,207    $54,581,567
                                               ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt
   and capital lease obligations              $    895,685   $    956,201
 Note payable - revolving line of credit        19,864,108              -
 Accounts payable                               20,800,774     17,146,529
 Accrued expenses and other liabilities          2,542,448      1,837,638
                                              ------------   ------------

          Total current liabilities             44,103,015     19,940,368

Long-term debt and capital lease obligations,
 less current maturities                         2,243,375     24,494,007
                                              ------------   ------------

          Total liabilities                     46,346,390     44,434,375
                                              ------------   ------------

Shareholders' equity:
 Common stock                                      106,813        106,813
 Additional paid-in capital                     41,691,379     41,691,379
 Accumulated deficit                           (30,547,375)   (31,651,000)
                                              ------------   ------------

          Total shareholders' equity            11,250,817     10,147,192
                                              ------------   ------------

                                              $ 57,597,207   $ 54,581,567
                                              ============   ============

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Nine months ended               Three months ended
                                                  November 30,                     November 30,
                                          ---------------------------      ----------------------------
                                              2001           2000              2001           2000
                                          ------------  -------------      ------------   -------------
Sales                                     $123,225,812   $107,037,671      $ 37,007,419    $ 33,649,949
Cost of sales                               96,722,828     84,118,449        29,026,243      26,479,307
                                          ------------   ------------      ------------    ------------

Gross profit                                26,502,984     22,919,222         7,981,176       7,170,642

Selling, general and
  administrative expenses                  (23,764,347)   (21,003,156)       (7,974,733)     (7,392,593)
Other operating income (expense)                  (983)        47,305                66           4,184
                                          ------------   ------------      ------------    ------------

Operating income                             2,737,654      1,963,371              6,509       (217,767)

Interest expense                            (1,646,264)    (1,810,323)          (463,701)      (659,206)
Other non-operating income                     359,172        303,393            128,675        127,538
                                          ------------   ------------      -------------   ------------

Income before income taxes                   1,450,562        456,441           (328,517)      (749,435)
Provision for income taxes:
 Current                                       146,937        137,318              7,803         18,038
 Deferred                                      200,000              -                  -              -
                                          ------------   ------------      -------------   ------------

Net income                                $  1,103,625   $    319,123      $    (336,320)  $   (767,473)
                                          ============   ============      =============   ============

Weighted average shares outstanding:
 Basic                                      10,681,294     10,674,500         10,681,294     10,681,294
 Diluted                                    10,692,047     11,216,436         10,681,294     10,681,294

Earnings per common share:
 Basic                                    $        .10   $        .03      $        (.03)  $       (.07)
 Diluted                                           .10            .03               (.03)          (.07)


                  The accompanying notes are an integral part
                   of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine months ended
                                                                     November 30,
                                                           ------------------------------
                                                               2001              2000
                                                           ------------       -----------
Operating activities:
 Net income                                                $ 1,103,625         $   319,123
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                              1,067,714             936,129
  Deferred income tax expense                                  200,000                   -
  Other                                                        (20,000)             (3,856)
  Changes in operating assets and liabilities:
   Accounts receivables                                     (2,533,620)         (2,522,517)
   Inventory                                                (1,344,757)         (3,681,924)
   Prepaid expenses and other assets                           204,825            (415,093)
   Accounts payable                                          3,719,568           4,859,904
   Accrued expenses and other liabilities                      704,612             533,606
                                                           -----------         -----------

Net cash provided by operating activities                    3,101,967              25,372
                                                           -----------         -----------

Investing activities:
 Acquisition of property and equipment                        (628,011)         (1,910,829)
 Acquisition of business, net of cash acquired                       -            (200,643)
 Proceeds from disposition of assets                            53,628              33,536
                                                           -----------         -----------

Net cash used in investing activities                         (574,383)         (2,077,936)
                                                           -----------         -----------

Financing activities:
 Net borrowings on revolving credit facility                   571,777           3,353,827
 Payments on long-term debt                                 (3,038,150)         (1,289,776)
                                                           -----------         -----------

Net cash (used in) provided by financing activities         (2,466,373)          2,064,051
                                                           -----------         -----------

Net increase in cash                                            61,211              11,487
Cash at beginning of year                                      171,249             107,035
                                                           -----------         -----------

Cash at end of period                                      $   232,460         $   118,522
                                                           ===========         ===========


Schedule of non-cash investing and
 financing activities:
 Acquisition of subsidiaries:
  Fair value of assets acquired                                      -             793,712
  Fair value of liabilities assumed                                  -             817,915
  Goodwill                                                           -             404,203
  Notes payable to sellers                                           -             152,000
 Purchase of property and equipment under capital
  leases and notes (net of cash)                                19,333           1,033,883



                  The accompanying notes are an integral part
                    of these condensed financial statements.

                       ACR GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1  -  Basis of Presentation
      ---------------------

      The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and nine-month periods ended November 30, 2001 is not necessarily indicative of the results to be expected for the full year.

      Substantially all inventories represent finished goods held for sale.

2  -  Contingent Liabilities
      ----------------------

      The Company has an arrangement with an HVACR equipment manufacturer and a field warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of the Company's operations in Georgia, Colorado and Tennessee, with payment due only when products are sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 2001, the cost of such inventory held in the bonded warehouses was $10,811,072.

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
      ----

      The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). The maximum amount that may be borrowed under the revolving line of credit is $25 million, including up to $1 million for letters of credit. The maturity date of the credit facility is May 2003, with an automatic extension for one-year periods unless either party gives notice of termination to the other. At November 30, 2001, the Company had $19.9 million outstanding under the facility.

      Because of lower than expected net income in the first three quarters of fiscal 2002, as of November 30, 2001, the Company was not in compliance with two financial covenants in its loan agreement with the Bank, and, to date, has not either obtained a waiver from the Bank or negotiated a revision to the covenant. Therefore, according to the strict provisions of the loan agreement, the Company's revolving line of credit is callable, and, as required by generally accepted accounting principles, such indebtedness is classified as a current liability in the balance sheet as of November 30, 2001. The Bank has given no indication to date that it would intend to exercise any of its rights under the loan agreement in the event of default. Management has initiated discussions with the Bank concerning the financial covenants in the loan agreement and expects to reach an agreement before the end of fiscal 2002 to amend the relevant covenants and waive events of non-compliance. So long as the Company's ability to access its revolving credit facility remains unimpaired, management believes that cash flows from operations and the borrowing availability under the line of credit will provide sufficient liquidity to meet the Company's working capital requirements for existing operations, debt service and expected capital expenditures.

5  -  Recently Issued Accounting Standards
      ------------------------------------

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have definite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, beginning March 1, 2002. The impact of applying the provisions of the Statement has not yet been determined. The maximum possible increase to income before income taxes on an annual basis as a result of the nonamortization provision is approximately $300,000.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

6  -  Earnings Per Share
      ------------------

      The following table sets forth the computation of basic and diluted earnings per share:


                                                        Nine Months Ended November 30,     Three Months Ended November 30,
                                                        ------------------------------     -------------------------------
                                                            2001              2000            2001                2000
                                                        -----------        -----------     -----------         -----------
Numerator:

Net income                                              $ 1,103,625        $   319,123       ($336,320)          ($767,473)

Numerator for basic and diluted
  earnings per share - income
  available to common stockholders                      $ 1,103,625        $   319,123       ($336,320)          ($767,473)
                                                        ===========        ===========     ===========         ===========

Denominator:

Denominator for basic earnings per
  share - weighted average shares                        10,681,294         10,674,500      10,681,294          10,681,294

Effect of dilutive securities:

  Employee stock options                                          -             21,680               -                   -

  Warrants                                                   10,753            520,256               -                   -
                                                        -----------        -----------     -----------         -----------

Dilutive potential common shares                             10,753            541,936               -                   -
                                                        -----------        -----------     -----------         -----------

Denominator for diluted earnings
  per share -  adj. weighted average
  shares and assumed conversions                         10,692,047         11,216,436      10,681,294          10,681,294
                                                        ===========        ===========     ===========         ===========

Basic earnings per share                                $       .10        $       .03     $      (.03)        $      (.07)

Dilutive earnings per share                             $       .10        $       .03     $      (.03)        $      (.07)
                                                        -----------        -----------     -----------         -----------

                       ACR GROUP, INC. AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of Results of Operations for the Nine-Month and Three-Month Periods
------------------------------------------------------------------------------
Ended November 30, 2001 and November 30, 2000
---------------------------------------------

Nine Months Ended November 30, 2001 Compared to 2000
----------------------------------------------------

     Net income increased to $1,103,625 in the nine-month period ended November 30, 2001 (fiscal 2002) from $319,123 in the nine-month period ended November 30, 2000 (fiscal 2001), an increase of 246%. Net income in fiscal 2002 includes a non-cash charge to deferred income taxes of $200,000. Excluding this charge, net income in fiscal 2002 would have increased 309% over the same period in fiscal 2001. The improvement in pre-tax income in fiscal 2002 was generally attributable to an increase in same-store sales and to a decline in operating losses at the ten branch operations opened during fiscal 2001 ("New Branches"). Such new branches typically incur costs prior to generating revenues for personnel and preparing for business operation, and subsequently for 12 to 18 months as sales ramp up to a breakeven volume. In the nine-month periods ended November 30, 2001 and 2000, aggregate operating losses for the New Branches were approximately $550,000 and $930,000, respectively.

     Consolidated sales increased 15% in the nine-month period ended November 30, 2001, compared to the same period in 2000. Sales at the New Branches aggregated $12.0 million in the nine-month period ended November 30, 2001, compared to $2.0 million in the nine-month period ended November 30, 2000. Same-store sales for the 37 branches open more than one year at the beginning of the fiscal year (March 1) increased 8% in the nine-month period ended November 30, 2001, compared to a decrease of 1% in same-store sales in the same period of 2000. Same-store sales growth occurred at over 75% of the Company's branches, with the highest growth rates occurring in Florida and the western region of the United States. Sales of new lines of HVACR equipment, which were first introduced in fiscal 2001, contributed significantly to the sales increase at these operations.

     The Company's gross margin percentage on sales was 21.5% for the nine-month periods ended November 30, 2001, compared to 21.4% in 2000. Lower than average gross margin percentages at the Company's new branch operations were offset by continued reductions in the net purchase cost of inventory through national buying arrangements. In addition, the gross margin percentage at the Company's sheet metal fabrication operation benefited by reductions in commodity steel prices while maintaining its sale prices of finished goods.

     Selling, general and administrative ("SG&A") expenses increased 13% in the nine-month period ended November 30, 2001 compared to the same period of 2000, because of the costs associated with the New Branches. Expressed as a percentage of sales, SG&A expenses decreased from 19.6% in 2000 to 19.3% in 2001, as the Company gained operating leverage from same-store sales growth. Increases in both workers compensation costs and transportation costs attributable to fuel prices contributed to the overall increase in SG&A expenses.

     Interest expense decreased 9% from 2000 to 2001, as lower interest rates on the Company's variable rate debt mitigated the cost of additional debt incurred to finance the New Branches in fiscal 2001. As a percentage of sales, interest expense decreased from 1.7% in 2000 to 1.3% in 2001. Other non-operating income, which consists primarily of finance charge collections, increased 15% from 2000 to 2001.

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

Three Months Ended November 30, 2001 Compared to 2000
-----------------------------------------------------

     Net loss declined to $336,320 in the quarter ended November 30, 2001 from $767,473 in the quarter ended November 30, 2000, a reduction of 56%. Such improvement in results of operations was attributable to the same factors as described above with respect to the nine-month period ended November 30, 2001. In the quarters ended November 30, 2001 and 2000, aggregate operating losses of the New Branches were approximately $305,000 and $580,000, respectively.

     Sales increased 10% from the third quarter of fiscal 2001 to fiscal 2002, with same-store sales increasing 6%. Sales at the New Branches aggregated $3.5 million in the quarter ended November 30, 2001, compared to $1.4 million in the quarter ended November 30, 2000. A majority of the Company's branches generated increased sales, with the largest percentage growth occurring in the southeastern U.S. Sales in California remained stagnant for the second consecutive quarter and, in Colorado, sales slowed significantly because of a decline in residential new construction.

     The Company's gross margin percentage on sales was 21.6% for the quarter ended November 30, 2001, compared to 21.3% in 2000. Such increase was generally attributable to an increase of 1.9% in the gross margin percentage at the New Branches compared to the same quarter of the preceding year.

     SG&A expenses as a percentage of sales decreased from 22.0% in 2000 to 21.5% in 2001, because of the operating leverage associated with same-store sales growth. Interest expense decreased 30% from 2000 to 2001 principally as a result of lower average interest rates on the Company's variable rate debt.

Liquidity and Capital Resources
-------------------------------

     Current assets increased 9% from February 28, 2001 to November 30, 2001, compared to a 21% increase during the same period in 2000. Gross accounts receivable represented 49 days of gross sales as of November 30, 2001 compared to 50 days at November 30, 2000, reflecting a continuous focus on credit management and aggressive collection of delinquent accounts. Inventory from the end of February to the end of November increased by 6% in 2001, compared to an increase of 22% in 2000. The increases in current assets and inventory in 2000 were associated with the opening of the New Branches, and the increases in 2001 are a function of the increase in sales over the previous year.

     The Company has credit facilities with a commercial bank ("Bank") which include a $25 million revolving line of credit, including up to $1 million for letters of credit, and a $1 million term loan facility for capital expenditures. At November 30, 2001, the Company had available credit of $1.6 million and $0.4 million under the revolving credit line and the capital expenditure term loan facility, respectively. At November 30, 2001, the outstanding balance on the revolving credit line and the term loan facility bears interest at LIBOR plus 2.75% (currently 4.86%). Management believes that availability under the revolving credit facility will be adequate to finance the Company's working capital requirements of its existing operations for the foreseeable future.

     Because of lower than expected net income in the first three quarters of fiscal 2002, as of November 30, 2001, the Company was not in compliance with certain financial covenants in its loan agreement with the Bank, and, to date, has not either obtained a waiver from the Bank or negotiated revisions to the covenants. Therefore, according to the strict provisions of the loan agreement, the Company's revolving line of credit is callable, and, as required by generally accepted accounting principles, such indebtedness is classified as a current liability in the balance sheet as of November 30, 2001. The Bank has given no indication to date that it would intend to exercise any of its rights under the loan agreement in the event of default. Management has initiated discussions with the Bank concerning the financial covenants in the loan agreement and expects to reach an agreement before the end of fiscal 2002 to amend the relevant covenants and waive events of non-compliance. So long as the Company's ability to access its revolving credit facility remains unimpaired, management believes that cash flows from operations and the borrowing availability under the line of credit will provide sufficient liquidity to meet the Company's working capital requirements for existing operations, debt service and expected capital expenditures.

     The Company has approximately $7 million in tax loss carryforwards which expire by fiscal 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in the near future.

Recently Issued Accounting Standards
------------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have definite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, beginning March 1, 2002. The impact of applying the provisions of the Statement has not yet been determined. The maximum possible increase to income before income taxes on an annual basis as a result of the nonamortization provision is approximately $250,000.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on a portion of its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At November 30, 2001 the Company had $21.3 million outstanding under its senior credit facility, of which $11.3 million is subject to variable interest rates. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall costs as compared with fixed-rate borrowings.

                          PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

 (a)  Reports on Form 8-K.  None



                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ACR GROUP, INC.



      January 14, 2002                /s/ Anthony R. Maresca
--------------------------------      -----------------------------------------
Date                                  Anthony R. Maresca
                                      Senior Vice-President and
                                      Chief Financial Officer