Form 10-K
period 2002-02-28
ACR GROUP INC
filed 2002-05-29
CIK 711307

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
              For Annual Reports Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
February 28, 2002                                                        0-12490

                                ACR GROUP, INC.
            (Exact name of registrant as specified in its Charter)

            Texas                                                     74-2008473
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

             3200 Wilcrest Drive, Suite 440, Houston, Texas 77042
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (713) 780-8532

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the common stock held by nonaffiliates of the registrant on April 30, 2002 was $3,742,363. The aggregate market value was computed by reference to the closing price as reported on the OTC Bulletin Board. For the purposes of this response, Executive

Officers, Directors and holders of more than 10% of the Registrant's common stock are considered affiliates of the registrant.

     The number of shares outstanding of the registrant's common stock as of April 30, 2002: 10,681,294 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2002 is incorporated by reference in answer to
Part III of this report.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I

     Item 1.     Business                                                     4

     Item 2.     Properties                                                   9

     Item 3.     Legal Proceedings                                            9

     Item 4.     Submission of Matters to a Vote of
                 Security Holders                                             9
PART II

     Item 5.     Market for Registrant's Common Equity
                 and  Related Stockholder Matters                             9

     Item 6.     Selected Financial Data                                     10

     Item 7.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                  12

     Item 7A.    Quantitative and Qualitative Disclosures
                 About Market Risk                                           19

     Item 8.     Financial Statements and Supplementary
                 Data                                                        20

     Item 9.     Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                                  42
PART III

     Item 10.    Directors and Executive Officers of the
                 Registrant                                                  42

     Item 11.    Executive Compensation                                      42

     Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management                                       42

     Item 13.    Certain Relationships and Related
                 Transactions                                                42
PART IV

     Item 14.    Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K                          43

                                     PART I

Item 1.   Business.

General
-------

     ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the "Company" or "ACRG") is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started nine additional HVACR distribution companies and now has 46 branch operations in ten states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

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

The Company's operations are conducted through nine subsidiaries that participate in the wholesale distribution of HVACR equipment and supplies:

     ACR Supply, Inc.
     ----------------

     The Company acquired ACR Supply, Inc. ("ACRS") in 1993, after making an initial investment in the company in 1991. At the end of fiscal 2002, ACRS had fifteen branches in Texas and one in Louisiana. Many of ACRS's branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets.

     ACRS sells primarily to licensed contractors serving the residential and light commercial (restaurants, strip shopping centers, etc.) markets. The company's sales mix is approximately 26% equipment and 74% parts and supplies, with the equipment and parts generally directed to the aftermarket and the supplies used principally in new construction.

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

     Total Supply, Inc.
     ------------------

     Total Supply, Inc. ("TSI") has operated as an HVACR wholesale distributor in Georgia since 1992. Since 1993, TSI has distributed the GMC brand of HVACR equipment in Georgia and now has the GMC distribution rights to almost the entire state of Georgia. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company's sales mix is approximately 66% equipment and 34% parts and supplies. TSI has four branches located in the Atlanta metropolitan area, one branch in Warner Robins, a suburb of Macon, another in Savannah, Georgia and one in Dothan, Alabama.

     Valley Supply, Inc.
     -------------------

     In 1994, the Company organized Valley Supply, Inc. ("VSI") as an HVACR distributor in the Memphis, Tennessee trade area, which included southwestern Tennessee, northern Mississippi and western Arkansas. In
     1997, the Company assigned to management of TSI the responsibility for VSI's operations, and in 1999, VSI gained the distribution rights for GMC equipment in the Nashville trade area. Approximately 71% of VSI's sales consisted of GMC equipment in fiscal 2002. In fiscal 2001, the Company closed its operation in Memphis, Tennessee to concentrate its efforts on selling GMC equipment in the larger metropolitan areas of central and south central Tennessee.

     Ener-Tech Industries, Inc.
     --------------------------

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

     Florida Cooling Supply, Inc.
     ----------------------------

     In 1996, the Company organized Florida Cooling Supply, Inc. ("FCS") and opened four branch operations in west central Florida. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. The Company's sales mix is approximately 35% equipment and 65% parts and supplies. In fiscal 2000, the operation in Winter Haven, Florida was closed. The customers from this area continued to be serviced from the Company's Lakeland, Florida location. In fiscal 2001, the Company opened branch operations in Gainesville and Jacksonville, Florida expanding its sales territory outside the Tampa Bay area of Florida.

     Lifetime Filter, Inc.
     ---------------------

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

     Since 1997, in an effort to increase the size of its average sales order, LFI has added to its sales mix certain other HVACR supplies and parts that are suited for mail order delivery. In fiscal 2002, resale of HVACR products represented approximately 8% of LFI's sales.

     In 1999, LFI began to manufacture disposable pleated air filters, which have greater filtering capability and a somewhat longer life than the traditional disposable fiberglass air filter. Pleated air filters are projected to have increasing demand in both commercial and residential applications and are more readily sold through the Company's existing wholesale distribution network. In fiscal 2002, sales of its pleated filters represented approximately 46% of LFI's gross sales. LFI is also evaluating opportunities to begin business-to-business sales of a variety of its filter products over the Internet.

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

Contractors Heating & Supply, Inc. ("CHS")
------------------------------------------

     In 1997, CHS acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company, an HVACR distributor based in Denver, with branch operations in Colorado Springs and Newcastle, Colorado, and in Albuquerque, New Mexico. CHS has operated in Denver since 1945, in Colorado Springs since 1959 and in Albuquerque since 1960, and is considered the market leader in each of its trade areas. CHS also operates a sheet metal shop in Colorado Springs, where products are fabricated for distribution through CHS's wholesale operations. Approximately 18% of CHS's total sales are products that it manufactures. In April 1999, CHS opened a distribution branch in Fort Collins, Colorado, and, in March 2000, acquired International Comfort Supply, Inc., a wholesale distributor based in El Paso, Texas. In fiscal 2001, the Company obtained the rights to distribute the Goodman line of equipment in all of its trade areas, and also opened a branch operation and distribution center in east Denver.

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

Executive Officers of the Registrant
------------------------------------

     The Company's executive officers are as follows:

           Name                 Age     Position with the Company
           ----                 ---     -------------------------

     Alex Trevino, Jr.          65   Chairman of the Board and President

     Anthony R. Maresca         51   Senior Vice President, Treasurer,
                                     and Chief Financial Officer

     A. Stephen Trevino         39   Vice President, Secretary and
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


Employees
---------

     As of February 28, 2002, the Company and its subsidiaries had approximately 450 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. There are no Company employees represented by any collective bargaining units. Management considers the Company's relations with its employees to be good.

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

Item 3.  Legal Proceedings.

     As of February 28, 2002 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2002.


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

                                          High           Low
                                          ----          -----

     Fiscal Year 2002
          1st quarter ended 5/31/01      $0.65          $0.29
          2nd quarter ended 8/31/01       0.72           0.50
          2nd quarter ended 11/30/01      0.73           0.43
          4th quarter ended 2/28/02       0.55           0.24

     Fiscal Year 2001
          1st quarter ended 5/31/00      $2.00          $1.34
          2nd quarter ended 8/31/00       1.64           1.00
          3rd quarter ended 11/30/00      1.38           0.56
          4th quarter ended 2/28/01       0.81           0.50

     As of April 30, 2002, there were 477 holders of record of the Company's common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

     The Company has never declared or paid cash dividends on its common stock. The Company's loan agreements with two lenders each expressly prohibit the payment of dividends by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data.

     The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 1998, the increase in sales has resulted from acquisitions and internal expansion, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Report. The Company has never paid any dividends.

     The Company has not recorded a provision for income taxes other than federal alternative minimum taxes and state income taxes for fiscal years 1998 through 2002 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. Additionally, the Company determined in fiscal 1998 that a further reduction in its deferred tax asset valuation allowance was appropriate, given expectations of higher future taxable income from recently acquired businesses. As a result, the Company recorded additional tax benefits of $420,000 in fiscal 1998.

                                                                 (In thousands, except per share data)

                                                                     Year Ended February 28 or 29,
                                              ----------------------------------------------------------------------------
                                                  2002             2001             2000            1999           1998
                                              -----------       ----------       ----------      ----------     ----------
Income Statement Data

Sales                                         $  155,490        $ 136,433        $ 126,468       $ 117,887      $  96,164
Gross profit                                      33,929           29,452           28,135          24,772         19,558
Operating income                                   2,097              772            4,077           3,317          2,064
                                              ----------        ---------        ---------       ---------      ---------
Income (loss) before income taxes                    542           (1,341)           2,482           1,568            570
Benefit (provision) for income taxes                (123)            (137)            (255)           (153)           333
                                              ----------        ---------        ---------       ---------      ---------
Net income (loss)                             $      419        $  (1,478)       $   2,227       $   1,415      $     903
                                              ==========        =========        =========       =========      =========
Earnings per common share:
   Basic                                      $      .04        $   (0.14)       $     .21       $     .13      $     .09
                                              ==========        =========        =========       =========      =========
   Diluted                                    $      .04        $   (0.14)       $     .20       $     .12      $     .08
                                              ==========        =========        =========       =========      =========

                                                                        As of February 28 or 29,
                                              ----------------------------------------------------------------------------
                                                  2002             2001             2000            1999           1998
                                              -----------       ----------       ----------      ----------     ----------
Balance Sheet Data

Working capital                               $   21,400        $  21,170        $  18,072       $  15,614      $  13,547
Total assets                                      56,630           54,582           44,842          45,103         41,108
Long-term obligations                             23,728           24,494           17,499          17,616         16,655
Shareholders' equity                              10,566           10,147           11,630           9,391          7,960

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     Net income (loss) was $418,761, $(1,477,593) and $2,226,633 in fiscal 2002,
2001 and 2000, respectively. Results of operations in fiscal 2002 and 2001 were significantly affected by the costs associated with the opening of ten branch operations in fiscal 2001 and the subsequent operating performance of those branches in their first full year of operation. The costs associated with new branch operations were largely anticipated, although delays in obtaining local regulatory approval for certain new facilities caused pre-opening expenses to exceed expectations. Operating losses associated with the new branch operations were $800,000 in fiscal 2002, compared to $1.4 million in fiscal 2001. Generally, new branches are not expected to become profitable until 12-18 months after opening, and the Company believes that the relatively poor performance of the HVACR industry in 2000 and 2001 has extended the period of time required for some of the new branches to achieve breakeven sales levels.

     Results of operations in fiscal 2001 were also depressed by reduced operating income at the Company's three largest subsidiaries, compared to fiscal 2000. The decline in profitability of these existing operations had not been forecasted and generally mirrored an unexpectedly poor year in the HVACR industry. In fiscal 2002, operating results at such businesses were slightly improved compared to 2001. In addition to improved results from new branch operations, net income in fiscal 2002 was positively affected by both lower interest costs and the elimination of losses incurred at its Memphis, Tennessee branch operation, which was closed in the fourth quarter of fiscal 2001 after several years of substandard operating results. In the fourth quarter of fiscal 2002, the Company closed a branch operation that had been opened in fiscal 2001 to distribute a new brand of HVACR equipment and combined such business into its other Texas operations.

     Same-store sales increased 9% in fiscal 2002 after being unchanged in fiscal 2001 and increasing 5% in fiscal 2000. Excluding branches that were opened in fiscal 2001, same-store sales increased 6% in fiscal 2002 over fiscal 2001. By comparison, data compiled by a leading industry trade association indicate that industry-wide product shipments declined 6% in calendar 2001, after increasing 1% and 6% in calendar 2000 and 1999, respectively. In fiscal 2002, over 80% of the Company's branches generated increases in sales over fiscal 2001. Of the Company's major trade markets, only the Colorado market was significantly adversely affected by the downturn in the U.S. economy in 2001. During the last two quarters of fiscal 2002, the Company experienced double-digit sales decreases in the Colorado market as a result of slowing new residential construction. In fiscal 2001, although the Company recorded double-digit same-store sales increases in Florida and California, the gains at these relatively small operations were more than offset by flat or declining sales in Texas, Colorado and Georgia. The slowdown in business was not directly attributable to a single factor, but rather to a complex mix of factors, ranging from unfavorable weather conditions in certain geographic areas to unusually high inventory shrinkage at two Texas branches.

     The Company's gross margin percentage was 21.8% in fiscal 2002, compared to 21.6% in fiscal 2001 and 22.2% in fiscal 2000. The decrease in gross margin from fiscal 2000 to fiscal 2001 was attributable to both the new branch operations, which in some cases reduced selling prices to gain initial business, and declines in the Texas, Nevada and Tennessee markets. Despite the weakness of the HVACR industry, the Company's gross margin percentage improved slightly in fiscal 2002, as margins at new branch locations increased to levels closer to more established operations.

     Selling, general and administrative ("SG&A") costs as a percentage of sales were 20.5% in fiscal 2002, compared to 21.1% in fiscal 2001 and 19.1% in fiscal 2000. The increase in SG&A costs as a percentage of sales in both fiscal 2001 and 2000 was attributable to costs associated with new branch operations and personnel employed to support the Company's internal growth goals. In particular, SG&A costs are incurred at new branch operations before sales are generated and, after a branch is open, remain high as a percentage of sales as sales ramp up to expected levels. In fiscal 2002, the decline in SG&A costs as a percentage of sales resulted from leveraging the SG&A costs of the branch operations opened in fiscal 2001. The emphasis on growth in central and southern California especially impacted SG&A costs in both fiscal 2001 and 2002 as occupancy and other operating costs tend to be significantly higher there compared to the Company's other market areas.

     Interest expense decreased 16% in fiscal 2002 compared to fiscal 2001, after an increase of 24% in fiscal 2001 compared to fiscal 2000. The decrease in interest expense in fiscal 2002 resulted from a series of interest rate cuts during 2001. In fiscal 2001, the increase in interest expense was due both to increased average interest rates and to increased borrowings under the Company's revolving credit facility to finance the working capital requirements of the new branches opened in fiscal 2001. In fiscal 2002, 2001 and 2000, interest expense was 1.3%, 1.8% and 1.6% of sales, respectively. Other non-operating income, which consists principally of finance charges to customers, increased 42% from fiscal 2001 to fiscal 2002, after decreasing 10% from fiscal 2000 to fiscal 2001. The increase in non-operating income in fiscal 2002 was a result of heightened credit and collection management in a tighter economy.

     Current income tax expense consists principally of state income taxes. As a result of the Company's substantial tax loss carryforwards, the Company has minimal liability for Federal income taxes. See Liquidity and Capital Resources, below.

Critical Accounting Policies
----------------------------

     The accounting policies discussed below are critical to the Company's business operations and an understanding of the Company's financial statements. The financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in each reporting period. Management bases its estimates on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results, once known, may vary from management's estimates.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Statement of Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Substantially all of the Company's revenues consist of sales of HVACR products that are purchased by the Company from suppliers; less than 5% of the Company's sales are of products that it manufactures. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. The Company records revenue after it receives an order from a customer with a fixed determinable price and the order is either shipped or delivered to the customer.

Allowance for Doubtful Accounts

     The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company's accounts receivable credit risk. One customer represents approximately 2% of consolidated sales, and no other customer comprises as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company's credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company's customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventory

     Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale; raw materials represent less than 2% of inventories. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

     The Company holds a substantial amount of HVACR equipment inventory at several branches on consignment from a supplier. The terms of this arrangement provide that the inventory is held for sale in bonded warehouses at the branch premises, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. The terms of the arrangement further provide that the supplier may require the Company to purchase consigned inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitting such inventory to remain on consignment.

     This consignment arrangement allows the Company to have inventory available for sale to customers without incurring a payment obligation for the inventory prior to sale. Because of the control retained by the supplier and the uncertain time when a payment obligation will be incurred, the Company does not record the consigned inventory as an asset upon receipt with a corresponding liability. Rather, the Company records a liability to the supplier only upon sale of the inventory to a customer. The amount of the consigned inventory is disclosed in the Company's financial statements as a contingent obligation.

Liquidity and Capital Resources
-------------------------------

     Working capital increased from $21.2 million in fiscal 2001 to $21.4 million in fiscal 2002, as a result of cash flow from operations. Accounts receivable represented 47 days of gross sales at the end of fiscal 2002 and 49 days at the end of fiscal 2001. The increase in inventory from the end of fiscal 2001 to 2002 is generally located at the branches that were opened in fiscal 2001.

     The Company has a loan agreement ("Agreement") with a commercial bank ("Bank") that was amended and restated in May 2000 to increase to $25 million the amount that may be borrowed by the Company under a revolving credit facility and to provide facilities for the purchase of both real estate and capital assets. The Agreement was further amended in February 2002 to amend certain financial covenants. The Agreement terminates in May 2003, but is automatically extended for one-year periods unless either party gives notice of termination to the other. Prepayment penalties apply if the revolving credit facility is prepaid during the first two years of the term. Restrictive covenants of the Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. As of February 28, 2002, the Company was in compliance with all of the required financial ratios.

     The interest rate on borrowings under the revolving credit facility is based on either the Bank's prime rate or LIBOR and varies depending on the Company's leverage ratio, as defined, determined quarterly. As of February 28, 2002, the applicable interest rate was the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option for substantially all amounts outstanding under the facility. The Company has fixed the interest rate on $10 million of outstanding borrowings under the facility, and the balance of outstanding borrowings bears interest at a floating rate. At February 28, 2002, the average interest rate on all borrowings under the facility was 6.48%. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 28, 2002, the Company's available credit under the facility was approximately $1.2 million.

     The Agreement provides a capital expenditure term loan facility of $1 million for capital assets acquired after March 2000. As of February 28, 2002, the Company had borrowed $613,000 under the capital expenditure facility. Of such borrowings, $523,026 was outstanding at February 28, 2002, and is repaid in equal monthly principal installments of $10,216, plus interest. The Agreement also provides for financing the purchase of certain real estate and improvements. At February 28, 2002, the Company had indebtedness to the Bank for real estate loans of $684,295, secured by a deed of trust on both the land and building occupied by two branch facilities in the Houston area, which is repaid in equal monthly principal installments of $6,463, plus interest. Both the real estate and the capital expenditures facilities bear interest at a variable rate, which were the prime rate or LIBOR plus 2.75% at February 28, 2002. At February 28, 2002, the Company also had outstanding borrowings aggregating $63,063 under a previous term loan arrangement with the Bank for the purchase of capital assets, which was paid in full in March 2002.

     At February 28, 2002, the Company was not in compliance with certain of the required financial ratios contained in its loan agreement with The Catalyst Fund, Ltd. and an affiliate ("Catalyst"). See Note 4 of Notes to Consolidated Financial Statements. Such indebtedness, which aggregated $429,059 as of February 28, 2002, is payable in full in fiscal 2003, and accordingly, is classified as a current liability in the Company's financial statements as of February 28, 2002. The Company believes that it is unlikely that Catalyst would elect to exercise any of its rights under the loan agreement because of non-compliance with such covenants. However, should Catalyst elect to do so, the Company believes that it would have the capacity under its revolving credit facility with the Bank to pay in full the balance of the notes.

     The Company made capital expenditures of $0.8 million in fiscal 2002, compared to $3.2 million in fiscal 2001, for building and leasehold improvements, computer hardware and software, and equipment under capital leases. Included in the capital expenditures from fiscal 2001 were the purchase of a building in Gainesville, Florida for a new branch operation of FCS and the construction of a finished goods warehouse at LFI. The real estate purchase in Florida was partially financed by the sellers. The sellers financed $825,000 for a term of 25 years at an interest rate of 8.25% per annum. The note is secured by a deed of trust on the real estate and all improvements.

     The Company has significant commitments for non-cancelable operating leases as of February 28, 2002. The majority of such commitments are for office and warehouse space occupied by the Company's branch operations. The Company also has operating leases for vehicles and office equipment. Management believes that its capital resources are better utilized for working capital needed to support the growth of operations than for investment in real property and other capital assets that may be leased.

     The Company's future contractual obligations and potential commercial commitments as of February 28, 2002 are summarized as follows:

                                                    Payments Due by Period
                              ------------------------------------------------------------------
                                             Less than        1-3           4-5        After 5
Contractual Obligations          Total        1 year         Years         Years        Years
---------------------------   -----------  -------------  -----------    ---------   -----------
                                                         (In thousands)
Long-term debt                 $ 24,348       $   785       $ 22,214      $   370      $   979
Capital lease obligations           278           113            138           27            -
Operating leases                 21,078         4,728          7,410        4,418        4,522
                               --------       -------       --------      -------      -------

                               $ 45,704       $ 5,626       $ 29,762      $ 4,815      $ 5,501
                               ========       =======       ========      =======      =======


                                                  Expiration Per Period
Other Commercial                   Amounts      -------------------------
Commitments                       Committed         Less than 1 year
----------------------          -------------   -------------------------
                                              (In thousands)

Consigned inventory                $ 10,464              $10,464
                                   =========             ========

     The Company has approximately $4.7 million in tax loss carryforwards, of which $3.4 million will expire in fiscal 2003, and the remainder in years after 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in fiscal 2003. Certain provisions of the Internal Revenue Code ("Code") regulate the amount of additional stock that the Company could issue without resulting in a change in ownership control, as defined in the Code. Should such a change in control be deemed to occur, the Company's ability to utilize its operating loss carryforwards would be severely restricted.

     The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, debt service and expected capital expenditures. The Company does not presently plan to open new branch operations in fiscal 2003. Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company's revolving credit facility may also be utilized to finance acquisitions. However, management is not presently evaluating any acquisition opportunities.

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

Recently Issued Accounting Standards
------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133" ("SFAS 137") which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. The Company adopted SFAS 133 in fiscal year 2002. The change did not have a significant effect on the Company's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company will apply FAS 142 beginning in the first fiscal quarter of 2003. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of $230,000 ($0.02 per diluted share) in 2003. The Company will test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 28, 2002 in the first fiscal quarter of 2003. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first fiscal quarter of 2003. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, for a disposal of a segment or a business". FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 for the fiscal year ended February 28, 2003 and it does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results of operations.

Safe Harbor Statement
---------------------

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At February 28, 2002 the Company had $23.0 million outstanding under its senior credit facility, of which $13.0 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $130,000, or $.01 per basic share, on an annual basis.

Item 8.   Financial Statements and Supplementary Data.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      OF ACR GROUP, INC. AND SUBSIDIARIES

                                                                     Page
                                                                     ----

Report of Independent Auditors                                        21


Consolidated balance sheets as of February 28, 2002 and
February 28, 2001                                                     22


Consolidated statements of operations for the fiscal years
ended February 28, 2002, February 28, 2001 and February
29, 2000                                                              24


Consolidated statements of shareholders' equity for the
fiscal years ended February 28, 2002, February 28, 2001
and February 29, 2000                                                 25


Consolidated statements of cash flows for the fiscal years
ended February 28, 2002, February 28, 2001 and February
29, 2000                                                              26


Notes to Consolidated Financial Statements                            28

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


To the Board of Directors and Shareholders
ACR Group, Inc.


     We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 28, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                               ERNST & YOUNG LLP

Houston, Texas
May 7, 2002

                       ACR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       As of February 28, 2002 and 2001

                                    ASSETS
                                    ------


                                                        2002            2001
                                                    ------------    ------------
Current assets:

   Cash                                             $   128,960     $   171,249

   Accounts receivable, net of allowance
      for doubtful accounts of $843,886 in
      2002 and $670,432 in 2001                      16,857,892      15,975,668

   Inventory                                         25,987,092      23,833,400

   Prepaid expenses and other                           275,058         642,912

   Deferred income taxes                                487,000         487,000
                                                    -----------     -----------

        Total current assets                         43,736,002      41,110,229
                                                    -----------     -----------

Property and equipment, net of
   accumulated depreciation                           5,405,177       5,768,093

Deferred income taxes                                   973,000         973,000

Goodwill, net of accumulated amortization
   of $1,130,107 in 2002 and $897,844 in 2001         5,990,632       6,222,895

Other assets                                            525,367         507,350
                                                    -----------     -----------

        Total assets                                $56,630,178     $54,581,567
                                                    ===========     ===========

                       ACR GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       As of February 28, 2002 and 2001

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                         2002           2001
                                                    -------------  -------------
Current liabilities:

   Current maturities of long-term debt             $    784,791   $    826,016

   Current maturities of capital lease
    obligations                                          112,869        130,185

   Accounts payable                                   19,411,193     17,146,529

   Accrued expenses and other liabilities              2,026,884      1,837,638
                                                    ------------   ------------
        Total current liabilities                     22,335,737     19,940,368
                                                    ------------   ------------
Long-term debt                                        23,563,173     24,229,774

Long-term capital lease obligations                      165,315        264,233
                                                    ------------   ------------
        Total liabilities                             46,064,225     44,434,375
                                                    ------------   ------------
Shareholders' equity:
   Preferred stock, $.01 par, authorized
    2,000,000 shares, none outstanding

   Common stock, $.01 par, authorized
    25,000,000 shares, issued and
    outstanding 10,681,294 shares in 2002
    and 2001                                             106,813        106,813

   Additional paid-in capital                         41,691,379     41,691,379

   Accumulated deficit                               (31,232,239)   (31,651,000)
                                                    ------------   ------------
       Total shareholders' equity                     10,565,953     10,147,192
                                                    ------------   ------------
       Total liabilities and shareholders' equity   $ 56,630,178   $ 54,581,567
                                                    ============   ============


                  The accompanying notes are an integral part
                         of these financial statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Fiscal Years Ended February 28, 2002, February 28, 2001 and
                               February 29, 2000

                                                             2002                   2001                   2000
                                                        --------------         --------------         --------------
Sales                                                   $ 155,490,357          $ 136,433,240          $ 126,468,201

Cost of sales                                             121,560,865            106,981,285             98,333,567
                                                        -------------          -------------          -------------

Gross profit                                               33,929,492             29,451,955             28,134,634

Selling, general and administrative expenses              (31,832,059)           (28,726,419)           (24,135,567)

Energy services income, net                                        --                 46,017                 78,401
                                                        -------------          -------------          -------------

Operating income                                            2,097,433                771,553              4,077,468

Interest expense                                           (2,086,506)            (2,487,606)            (2,010,597)

Other non-operating income                                    531,172                374,778                414,733
                                                        -------------          -------------          -------------

Income (loss) before income taxes                             542,099             (1,341,275)             2,481,604
Provision for income taxes:
   Current                                                    123,338                136,318                254,971
                                                        -------------          -------------          -------------
Net income (loss)                                       $     418,761          $  (1,477,593)         $   2,226,633
                                                        =============          =============          =============

Earnings (loss) per common share:
   Basic                                                $         .04          $        (.14)         $         .21
                                                        =============          =============          =============
   Diluted                                              $         .04          $        (.14)         $         .20
                                                        =============          =============          =============

                 The accompanying notes are an integral part
                         of these financial statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      For the Fiscal Years Ended February 28, 2002, February 28, 2001 and
                               February 29, 2000

                                    No. of Shares                      Additional       Accumulated
                                        Issued       Par Value      Paid-In Capital       Deficit           Total
                                   ---------------  -----------    -----------------   -------------    -------------
Balance, February 28, 1999           10,659,303      $ 106,593       $41,684,697       $(32,400,040)     $ 9,391,250

   Exercise of options                   11,331            113              (113)                                  0

   Issuance of warrant                                                    12,000                              12,000

   Net income                                                                             2,226,633        2,226,633
                                   ------------      ---------       -----------       ------------      -----------
Balance, February 29, 2000           10,670,634        106,706        41,696,584        (30,173,407)      11,629,883

   Exercise of options                   10,660            107           (12,205)                            (12,098)

   Issuance of warrant                                                     7,000                               7,000

   Net loss                                                                              (1,477,593)      (1,477,593)
                                   ------------      ---------       -----------       ------------      -----------
Balance, February 28, 2001           10,681,294        106,813        41,691,379        (31,651,000)      10,147,192

   Net income                                                                               418,761          418,761
                                   ------------      ---------       -----------       ------------      -----------
Balance, February 28, 2002           10,681,294      $ 106,813       $41,691,379       $(31,232,239)     $10,565,953
                                   ============      =========       ===========       ============      ===========

                 The accompanying notes are an integral part
                         of these financial statements

                       ACR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Fiscal Years Ended February 28, 2002, February 28, 2001 and
                               February 29, 2000

                                                                          2002                 2001                 2000
                                                                      ------------         ------------         -----------
Operating activities:
    Net income                                                        $   418,761          $(1,477,593)         $ 2,226,633
    Adjustments to reconcile net income to net
        cash (used in) provided by operating
        activities:
        Depreciation                                                    1,133,117            1,036,390              861,342
        Amortization                                                      299,557              270,469              291,850
        Issuance of warrants                                                    -                7,000               12,000
        Provision for bad debts                                           703,731              637,470              568,465
        Loss (gain) on sale of assets                                     (21,206)              37,581              (19,292)
        Changes in operating assets and liabilities:
            Accounts receivable                                        (1,585,955)          (1,872,974)            (718,317)
            Inventory                                                  (2,153,692)          (5,025,730)               4,079
            Prepaid expenses and other assets                             238,169             (568,968)              86,089
            Accounts payable                                            2,264,664            4,167,589           (2,772,895)
            Accrued expenses and other liabilities                        189,246               80,802              152,022
                                                                      -----------          -----------          -----------
Net cash provided by (used in) operating activities                     1,486,392           (2,707,964)             691,976
                                                                      -----------          -----------          -----------
Investing activities:
    Acquisition of property and equipment                                (765,949)          (2,107,952)            (846,998)
    Acquisition of businesses, net of cash acquired                             -             (200,643)                   -
    Proceeds from disposition of assets                                    61,328               50,336               35,148
                                                                      -----------          -----------          -----------
Net cash used in investing activities                                    (704,621)          (2,258,259)            (811,850)
                                                                      -----------          -----------          -----------
Financing activities:
    Proceeds from long-term debt                                          887,514            6,621,653            1,686,877
    Payments on long-term debt                                         (1,711,574)          (1,591,216)          (1,589,549)
                                                                      -----------          -----------          -----------
Net cash (used in) provided by financing activities                      (824,060)           5,030,437               97,328
                                                                      -----------          -----------          -----------
Net (decrease) increase in cash                                           (42,289)              64,214              (22,546)
Cash at beginning of year                                                 171,249              107,035              129,581
                                                                      -----------          -----------          -----------
Cash at end of year                                                   $   128,960          $   171,249          $   107,035
                                                                      ===========          ===========          ===========

                                  (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the Fiscal Years Ended February 28, 2002, February 28, 2001 and
                              February 29, 2000
                                  (continued)

                                                                2002               2001                2000
                                                            ------------       ------------        ------------
Schedule of non-cash investing and financing
    activities
    Acquisition of subsidiaries:
        Fair value of assets acquired                        $       --         $  793,712         $       --
        Fair value of liabilities assumed                            --            817,915                 --
        Goodwill                                                     --            404,203                 --
        Notes payable to sellers                                     --            152,000                 --
     Purchase of property and equipment (net of cash):
        For notes payable                                            --            825,000                 --
        Under capital leases                                     19,333            271,529            218,485

Supplemental cash flow information:
    Interest paid                                             2,046,515          2,472,050          2,125,482
    Federal income taxes paid                                    10,000             16,477             35,000


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

                       ACR GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 -  Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------

Description of Business
-----------------------

     ACR Group, Inc.'s (the "Company") principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration ("HVACR") equipment, parts and supplies in the southeastern United States, Texas, Nevada, New Mexico, Colorado and California. Substantially all of the Company's sales are to contractor dealers and institutional end-users.

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, allows the aggregation of an enterprise's segments if they are similar. The Company operates in different geographic areas; however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company's operations:

     -    nature of products and services
     -    customer markets served
     -    methods used to acquire and distribute products
     - economic characteristics that influence the results of operations in different geographical areas

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of ACR Group, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
-------------------

     The Company recognizes revenue in accordance with SEC Statement of Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company's revenues consist of sales of HVACR products. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. The Company records revenue after it receives an order from a customer with a fixed determinable price and the order is either shipped or delivered to the customer.

Inventories
-----------

     Inventories are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale. The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company's operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. The cost of consigned inventory held in the bonded warehouses was $10,463,828 at February 28, 2002 and $11,562,340 at February 28, 2001.

     The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitting such inventory to remain on consignment.

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

          Buildings                             20-40 years
          Leasehold improvements                Primary term of the lease
          Furniture and fixtures                5-7 years
          Vehicles                              3-6 years
          Other equipment                       3-10 years

Goodwill
--------

     Goodwill represents the excess cost of companies acquired over the fair value of their tangible assets. Substantially all goodwill is being amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable over the remaining amortization period, as determined based on the undiscounted cash flows of the entity acquired, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the discounted cash flows.

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

Supplier/Sources of Supply
--------------------------

     The Company currently purchases a majority of its HVACR equipment and repair parts from two primary suppliers. Purchases from such suppliers comprised 36% of all purchases made in fiscal 2002 and 2001 and 32% of all purchases made in 2000. The Company has not encountered any significant difficulty to date in obtaining equipment and repair parts to support its operations at current or expected near-term future levels. Any significant interruption by such a manufacturer, or a termination of a distributor agreement, could temporarily disrupt the operations of certain subsidiaries. The Company believes that its relationships with suppliers of complementary equipment products are a mitigating factor against this risk.

Recently Issued Accounting Standards
------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended by Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133" ("FAS 137") which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. The Company adopted FAS 133 in fiscal year 2002. The change did not have a significant effect on the Company's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company will apply FAS 142 beginning in the first fiscal quarter of 2003. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of $230,000 ($0.02 per diluted share) in 2003. The Company will test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 28, 2002 in the first fiscal quarter of 2003. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first fiscal quarter of 2003. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, for a disposal of a segment or a business". FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 for the fiscal year ended February 28, 2003 and it does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results of operations.

2 -  Acquisitions
     ------------

     In March 2000, the Company, through a wholly owned subsidiary, entered into a Purchase Agreement pursuant to which it acquired all of the issued and outstanding capital stock of International Comfort Supply, Inc., a Texas corporation for $380,000. As consideration for the acquisition, the Company paid $228,000 cash and issued a promissory note for $152,000. The note is due and payable in 6 equal semi-annual installments of principal and interest commencing September 1, 2000. The excess of the final purchase price over the estimated fair value of the net assets acquired was $404,203, which was recorded as goodwill, and is being amortized on a straight-line basis over 40 years. Pro forma results of operations relating to this acquisition are not presented because the effects of the acquisition would not be considered material.

     The acquisition described above was accounted for using the purchase method of accounting, and the consolidated financial statements include the operating results from the respective dates of acquisition.

3 -  Property and Equipment
     ----------------------

     Property and equipment consisted of the following at the end of February:

                                                      2002            2001
                                                  ------------    ------------

Land                                              $   311,046     $   309,693
Building and leasehold improvements                 3,602,070       3,517,616
Furniture and fixtures                                237,730         230,067
Vehicles                                            1,240,344       1,364,892
Other equipment                                     5,055,734       4,615,316
                                                  -----------     -----------
                                                   10,446,924      10,037,584
Less accumulated depreciation                      (5,041,747)     (4,269,491)
                                                  -----------     -----------

Net property and equipment                        $ 5,405,177     $ 5,768,093
                                                  ===========     ===========

     Capitalized lease assets of $565,684 and $785,755 together with accumulated amortization of $183,960 and $265,850 are included in property and equipment as of February 28, 2002 and 2001. Amortization expense is included with depreciation expense.

4 -  Debt
     ----

     Debt is summarized as follows at the end of February:


                                                      2002            2001
                                                  -----------     -----------

Revolving line of credit                          $21,724,133     $22,585,856
Real estate loan                                      684,295         266,220
Equipment term loan                                   586,089         157,659
Notes payable - Catalyst Fund and affiliate           429,059         891,559
Note payable to sellers of real property              797,545         815,299
Notes payable to sellers of companies
    acquired (note 2)                                  76,000         263,380
Other                                                  50,843          75,817
                                                  -----------     -----------
                                                   24,347,964      25,055,790

Less current maturities                              (784,791)       (826,016)
                                                  -----------     -----------

Long-term debt, less current maturities           $23,563,173     $24,229,774
                                                  ===========     ===========

     The Company has a loan agreement ("Agreement") with a commercial bank ("Bank") that was amended and restated in May 2000 to increase to $25 million the amount that may be borrowed by the Company under a revolving credit facility and to provide facilities for the purchase of both real estate and capital assets. The Agreement was further amended in February 2002 to modify certain financial covenants. The Agreement terminates in May 2003, but is automatically extended for one-year periods unless either party gives notice of termination to the other. Prepayment penalties apply if the revolving credit facility is prepaid prior to June 2002. Restrictive covenants of the Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank's consent, and also require the Company to maintain certain financial ratios. As of February 28, 2002, the Company was in compliance with all of the required financial ratios.

     The interest rate on borrowings under the revolving credit facility is based on either the Bank's prime rate or LIBOR and varies depending on the Company's leverage ratio, as defined, determined quarterly. As of February 28, 2002, the applicable interest rate was the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option for substantially all amounts outstanding under the facility. The Company has elected to fix the interest rate on $10 million of outstanding borrowings under the facility, and the balance of outstanding borrowings bears interest at a floating rate. At February 28, 2002, the average interest rate on all borrowings under the facility was 6.48%. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 28, 2002, the Company's available credit under the facility was approximately $1.2 million.

The Agreement provides a capital expenditure term loan facility of $1 million for capital assets acquired after March 2000. As of February 28, 2002, the Company had borrowed $613,000 under the capital expenditure facility. Of such borrowings, $523,026 was outstanding at February 28, 2002, and is repaid in equal monthly principal installments of $10,216, plus interest. The Agreement also provides for financing the purchase of certain real estate and improvements. At February 28, 2002, the Company had indebtedness to the Bank for real estate loans of $684,295, secured by a deed of trust on both the land and building occupied by two branch facilities in the Houston area, which is repaid in equal monthly principal installments of $6,463, plus interest. Both the real estate and the capital expenditures facilities bear interest at a variable rate, which were the prime rate or LIBOR plus 2.75% at February 28, 2002. At February 28, 2002, the Company also had outstanding borrowings aggregating $63,063 under a previous term loan arrangement with the Bank for the purchase of capital assets, which was paid in full in March 2002.

     In fiscal 1998, the Company obtained loans aggregating $1.54 million from The Catalyst Fund, Ltd. ("Catalyst") and an affiliate of Catalyst to pay certain outstanding indebtedness to St. James Capital Partners, L.P. ("St. James"), and also borrowed $450,000 from Catalyst for an acquisition. The Company previously borrowed $1 million from Catalyst in 1993. Such borrowings bear interest at 12 1/2% per annum, payable monthly. The aggregate outstanding principal at February 28, 2002 is to be repaid in monthly installments of $30,000 through December 2002, and the remaining unpaid balance in January 2003. The Catalyst loans are all secured by the stock and operating assets of certain of the Company's subsidiaries and an assignment of proceeds from life insurance policies on the Company's President. Catalyst has subordinated its security interests to the Bank. In connection with the January 1998 loans, the Company granted Catalyst a warrant to purchase 175,000 shares of the Company's common stock at a price of $2.06 per share, exercisable at any time before February 28, 2003. In March 2002, the exercise price of such warrants was reduced to $0.59 per share in connection with Catalyst's waiver of certain debt covenant violations. The proceeds of the January 1998 loans were allocated between the debt and the warrant, resulting in a debt discount of $50,000, which is being amortized to expense over the term of the loan. In connection with the 1993 loan, the Company granted Catalyst a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $0.59 per share and, in connection with the amendment to the repayment schedule of the 1993 loan during fiscal 1998, the expiration date of the warrant was extended until February 28, 2003 (see Note 7). Covenants of the Company's loan agreement with Catalyst, which covers all of the Catalyst loans, prohibit dividends and restrict additional borrowings without Catalyst's consent, and also require the Company to maintain specified financial ratios. As of February 28, 2002, the Company was not in compliance with certain of the required financial ratios. The Company believes that it is unlikely that Catalyst would elect to exercise any of its rights under the loan agreement because of non-compliance with such covenants. However, should Catalyst elect to do so, the Company believes that it would have the capacity under its revolving credit facility with the Bank to pay in full the balance of the notes.

     In August 2000, the Company purchased real estate in Gainesville, Florida to be occupied as a branch operation for approximately $957,000. Of the purchase price, the sellers financed $825,000 for a term of 25 years at an interest rate of 8.25% per annum. The note is secured by a deed of trust on the real estate and all improvements.

     The notes payable to sellers include debt incurred in connection with three acquisitions from fiscal 1996 to fiscal 1999 and are payable in installments over terms of three to five years. The seller notes payable at February 28, 2002 bear interest at 10% per annum, and are unsecured and subordinated to the Company's indebtedness to the Bank.

     Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

     Future maturities of debt are $784,791 in 2003, $21,980,303 in 2004, $233,598 in 2005, $232,550 in 2006, $137,001 in 2007, and $979,721 after 2007.

5 -  Lease Commitments
     -----------------

     The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:

                                                                  Capital lease
          Year ending February 28 or 29,                             payments
          ------------------------------                          -------------

                    2003                                          $    134,375
                    2004                                                90,880
                    2005                                                58,230
                    2006                                                23,885
                    2007                                                 2,597
                                                                  ------------
Total minimum lease payments                                           309,967
Less amounts representing interest                                     (31,783)
                                                                  ------------
Present value of future minimum lease payments                         278,184
Less current maturities of capital lease obligations                  (112,869)
                                                                  ------------
Long-term obligations under capital leases                        $    165,315
                                                                  ============

     Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations and office equipment and vehicles under non-cancelable operating lease agreements that expire at various dates through 2012. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company's lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are $4,727,439 in 2003, $4,108,540 in 2004, $3,301,140 in 2005, $2,546,225 in 2006,
$1,871,998 in 2007 and $4,522,318 after 2007.

     Rental expenses were $4,667,639, $4,093,554 and $3,012,236 in 2002, 2001 and 2000, respectively.

6 -  Income Taxes
     ------------

     The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

                                                         Year Ended February 28 or 29,
                                                 --------------------------------------------
                                                      2002            2001            2000
                                                 ------------    ------------     -----------
Tax at statutory rate                            $    184,314    $  (456,034)     $   843,745
Increase (reduction) in tax expense
    resulting from:
    Change in valuation allowance                     804,296      7,608,209       (1,558,282)
    Nondeductible expenses                             95,462         87,603           80,531
    State income taxes                                107,280        143,270          202,971
    Expired tax credits and expired NOL
       carryforwards                               (1,068,014)    (7,246,730)         686,006
                                                 ------------    -----------      -----------
Actual income tax provision                      $    123,338    $   136,318      $   254,971
                                                 ============    ===========      ===========

     The Company recognizes a tax benefit from a net operating loss carryforward if it is more likely than not that such benefit will ultimately be realized. Such a tax benefit is recorded on the balance sheet as a deferred tax asset. The deferred tax assets and liabilities, net of tax, consist of the following as of February 28, 2002:

Deferred Tax Assets:                              Current          Long-Term
                                                 ----------       -----------

NOL Carryforwards                                        -        $ 1,599,900
Section 263A capitalization                      $ 389,222                  -
Allowance for doubtful accounts                    286,921                  -
Alternative minimum tax credit                           -            165,168
Accrued vacation                                   150,385                  -
Fixed Assets                                             -            108,697
Other accrued deferred assets                       47,371                  -
                                                 ---------        -----------
      Total Deferred Tax Assets                  $ 873,899        $ 1,873,765

Deferred Tax Liabilities:

Goodwill Amortization                              325,449                  -
Other accrued deferred liabilities                   1,323                  -
                                                 ---------        -----------
      Total Deferred Tax Liabilities               326,772                  -
      Total Temporary Difference                 $ 547,127        $ 1,873,765
      Valuation Allowance                          (60,127)          (900,765)
                                                 ---------        -----------
      Net Deferred Tax Assets                    $ 487,000        $   973,000
                                                 =========        ===========

As of February 28, 2002, the Company had net operating loss carryforwards of $4.7 million, which are available to offset future taxable income. $3.4 million of the carryforwards will expire by 2003 with the remaining carryforwards expiring in fiscal 2007 through fiscal 2016. For financial reporting purposes, the Company has recognized a valuation allowance of $961,000 as of February 28, 2002 to offset the deferred tax assets related primarily to the loss carryforward and the credit carryforwards. The change in the valuation allowance is primarily due to the use and expiration of net operating loss carryforwards.

7 -  Stock Option Agreements and Equity Transactions
     -----------------------------------------------

     Effective March 1, 1998, both the President and the Chief Financial Officer of the Company entered into employment contracts that expire February 28, 2004 and in connection therewith, were granted options to purchase 300,000 and 100,000 shares of the Company's common stock ("Stock"), respectively, at $2.24 per share. Such options vest on March 1, 2006. The option agreements further provide for accelerated vesting if the market price of Stock, as defined in the agreements, reaches specified levels prior to the stated vesting date. During fiscal 2000 and 2001, the President acquired Stock through the cashless exercise of options that had been granted under a previous employment agreement by redeeming mature shares. In fiscal 2000, he exercised 25,000 options at $0.76 per share, resulting in the net issuance of 11,331 shares of Stock, and in fiscal 2001, he exercised 25,000 options at $0.77 per share, resulting in the net issuance of 10,660 shares of Stock.

     In connection with its financing provided to the Company, St. James received a warrant to acquire 280,000 shares of the Company's common stock at an exercise price of $1.625 per share. The warrant expired unexercised in January 2002. In connection with its loan to the Company, Catalyst received a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $.59 per share, exercisable at any time before February 2003. See Note 4. In connection with a January 1998 loan to the Company, Catalyst and an affiliate received warrants to purchase an aggregate of 175,000 shares of the Company's common stock at a price of $2.06 per share, which was subsequently reduced to $0.59 per share, exercisable at any time before February 2003 (see Note 4). Certain of these warrants outstanding, pursuant to which 1,175,000 shares of common stock may be acquired, contain a put option under certain limited circumstances. The features enabling the holder to exercise the put option are either within management's control or, at the Company's option, provide for a net cash or net share (non-redeemable preferred shares with a defined coupon rate) settlement.

     In fiscal 1997, the Company established the 1996 Stock Option Plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. 70,000 shares of common stock were available for future grants at February 28, 2002. Options granted under the plan are vested ratably over three years.

A summary of the Company's stock option activity and related information follows:

                                                                Year Ended February 28 or 29,
                                        ----------------------------------------------------------------------------
                                                2002                      2001                      2000
                                        -----------------------    ----------------------    -----------------------
                                                      Weighted                  Weighted                   Weighted
                                                      Average                    Average                    Average
                                                      Exercise                  Exercise                   Exercise
                                         Options       Price        Options       Price       Options        Price
                                        ---------    ----------    ----------   ---------    ---------    ----------
Outstanding - beginning of year           941,000     $   1.92       767,500    $  2.09       655,000     $   2.18
     Granted                                    -            -       255,500       1.12       161,500         1.50
     Exercised                                  -            -       (40,000)       .74       (25,000)         .76
     Forfeited                            (36,000)        1.53       (42,000)      1.31       (24,000)        1.73
                                         --------                  ---------                 --------
Outstanding - end of year                 905,000         1.94       941,000       1.92       767,500         2.09

Exercisable - end of year                 322,667         1.98       225,500       2.33       199,667         2.17

Weighted average fair value of
   options granted during year                  -                  $    0.68                 $   0.85

905,000 options outstanding at February 28, 2002 have a weighted average exercise price of $1.94 per share with ranges from $1.12 to $2.81 per share. These options have a weighted average contractual life remaining of 1.6 years.

     Pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during fiscal 2001, 2000 and 1998, the following assumptions were used:

     -    Expected life of 5 to 8 years
     -    No expected dividend yield
     - Expected volatility of .669 for all years in which options were granted, representing 48 periods ending March 31, 2002.
     - Risk-free interest rate of 5.0% in each fiscal period in which options were granted, representing an approximate average yield over the option periods presented

The Company's pro forma information follows:

                                           Year Ended February 28 or 29,
                                        ----------------------------------
                                          2002       2001          2000
                                        --------  -----------   ----------

Pro forma net income                    $262,901  $(1,634,122)  $2,081,672
Pro forma basic earnings per share      $   0.02  $     (0.15)  $     0.20
Pro forma diluted earnings per share    $   0.02  $     (0.15)  $     0.18

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, these models require the input of highly subjective assumptions including the expected stock price volatility. Because of these inherent assumptions, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. As a result of the above factors, possible future grants and the vesting provisions of the Company's stock options, the pro forma results would not necessarily be representative of the effects on reported net income for future years.

8 -  Profit Sharing Plan
     -------------------

     The Company has a qualified profit sharing plan ("Plan") under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant's contributions, not to exceed 3% of each participant's compensation. Company contributions to the Plan were $257,845, $226,798 and $198,784 for fiscal 2002, 2001 and 2000, respectively.

9 -  Earnings per Share
     ------------------

     The numerator used in the calculations of both basic and diluted earnings per share for all periods presented was net income. The denominator for each period presented was determined as follows:

                                                                   Year Ended February 28 or 29,
                                                     -------------------------------------------------------
                                                         2002                  2001                 2000
                                                     -----------          -------------          -----------
Denominator:
Denominator for basic earnings per share -
    weighted average shares                           10,681,294            10,676,198            10,667,801

Effect of dilutive securities:
    Employee stock options                                    --                16,260                21,819
    Warrants                                               5,377               407,909               582,495
                                                     -----------          ------------           -----------
Dilutive potential common shares                           5,377               424,169               604,314
                                                     -----------          ------------           -----------

Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions                               10,686,671            11,100,367            11,272,115
                                                     ===========          ============           ===========

     At the end of the second quarter of fiscal 2002, there were warrants totaling 1,175,000 shares with an exercise price of $0.59 per share that were dilutive. Using the treasury stock method in computing the common stock equivalents, these warrants, if exercised, would create 21,506 additional shares for the year, or 5,377 for the quarter.

10 - Quarterly Results (Unaudited)
     -----------------------------

In thousands of dollars
(except per share amounts)                                                    Quarter
                                                      ------------------------------------------------------
                                                        First         Second          Third        Fourth
                                                      ---------     ----------     -----------  ------------
Fiscal Year Ended February 28, 2002
-----------------------------------
Sales                                                 $  39,709     $   46,509     $   37,007   $   32,265
Gross Profit                                              8,602          9,920          7,981        7,426
Net Income                                                  396          1,044           (336)        (685)
Earnings Per Common Share:
    Basic                                                   .04            .10           (.03)        (.06)
    Diluted                                                 .04            .10           (.03)        (.06)

Fiscal Year Ended February 28, 2001
-----------------------------------
Sales                                                 $  33,178     $   40,209      $  33,650   $   29,396
Gross Profit                                              7,115          8,633          7,171        6,533
Net Income                                                  200            886           (767)      (1,797)
Earnings Per Common Share:
    Basic                                                   .02            .08           (.07)        (.17)
    Diluted                                                 .02            .08           (.07)        (.17)

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


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements included in Item 8.

          See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.

(a)(2)  Index to Financial Statement Schedules included in Item 14.

          The following financial statement schedule for the years ended February 28, 2002 and 2001 and February 29, 2000 is included in this report:

        Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3)  Exhibits

        The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for fiscal year ended June 30, 1991 (referred to as "1991 10-K"), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as "1993 10-K"), or (c) Annual Report on Form 10-K for fiscal year ended February 28, 1997 (referred to as "1997 10-K"), or (d) Annual Report on Form 10-K for fiscal year ended February 28, 1998 (referred to as "1998 10-K"), or (e) Annual Report on Form 10-K for fiscal year ended February 29, 2000 (referred to as "2000 Form 10-K"), or (f) Annual Report on Form 10-K for fiscal year ended February 28, 2001 (referred to as "2001 Form 10-K").

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

     *10.13 Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

     *10.14 Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

     *10.15 First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001. (Exhibit 10.15 to 2001 10-K)

     10.15A Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of November 30, 2001.

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

     *10.20 Warrant to Purchase 280,000 Shares of Common Stock of the Company issued to St. James Capital Partners, L.P. dated January 24, 1997 (Exhibit 10.17 to 1997 10-K)

     *10.21 Registration Rights Agreement between St. James Capital Partners, L.P. and the Company dated as of January 24, 1997 (Exhibit 10.18 to 1997 10-K)

      21.1          Subsidiaries of the Registrant

      23.1          Consent of Independent Auditors

(b)  Reports on Form 8-K

          A report on Form 8-K dated February 15, 2002 was filed to report an amendment of the loan agreement with the Company's senior lender revising certain financial covenants and waiving all prior events of default that existed as a result of the Company's non-compliance with certain financial covenants as of August 31, 2001.

(c)  Exhibits
          See Item 14(a)(3), above.

                                                                    SCHEDULE II
                       ACR GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

  For the Fiscal Years Ended February 28, 2002 and 2001 and February 29, 2000

                                                                          Additions
                                                                 ------------------------------
                                                 Balance at       Charged to       Charged to                           Balance at
                                                 beginning         costs and          other                               end of
           Description                           of period         expenses         accounts          Deductions          period
---------------------------------------         ------------     ------------     -------------     --------------     ------------
Year ended February 28, 2002:
   Allowance for doubtful accounts:
        Accounts receivable                       $670,432          $703,731        $        -        $530,277     (1)   $843,886

Year ended February 28, 2001:
   Allowance for doubtful accounts:
        Accounts receivable                       $532,300          $637,470        $        -        $499,338     (1)   $670,432

Year ended February 29, 2000:
   Allowance for doubtful accounts:
        Accounts receivable                       $684,487          $568,465        $        -        $720,652     (1)   $532,300

(1)  Accounts/notes and related allowance written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACR GROUP, INC.



Date:  May 29, 2002           By:   /s/ Anthony R. Maresca
                                    ----------------------
                                    Anthony R. Maresca
                                    Senior Vice President and
                                    Chief Financial Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature


/s/ Alex Trevino, Jr.           Chairman of the Board,             May 29, 2002
---------------------------     President and
Alex Trevino, Jr.               Chief Executive Officer
                                (Principal executive officer)

/s/ Anthony R. Maresca          Senior Vice President,             May 29, 2002
---------------------------     Chief Financial Officer
Anthony R. Maresca              and Director
                                (Principal financial and
                                accounting officer)

/s/ Alan Feinsilver             Director                           May 29, 2002
---------------------------
Alan Feinsilver


/s/ Roland H. St. Cyr           Director                           May 29, 2002
---------------------------
Roland H. St. Cyr


/s/ A. Stephen Trevino          Vice President,                    May 29, 2002
---------------------------    General Counsel
A. Stephen Trevino

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------


      *3.1          Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-
                    K)

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

     *10.13 Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

     *10.14 Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

     *10.15 First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001. (Exhibit 10.15 to 2001 10-K)

     10.15A Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of November 30, 2001.

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

     *10.20 Warrant to Purchase 280,000 Shares of Common Stock of the Company issued to St. James Capital Partners, L.P. dated January 24, 1997 (Exhibit 10.17 to 1997 10-K)

     *10.21 Registration Rights Agreement between St. James Capital Partners, L.P. and the Company dated as of January 24, 1997 (Exhibit 10.18 to 1997 10-K)

      21.1          Subsidiaries of the Registrant

      23.1          Consent of Independent Auditors