Form 10-Q
period 2002-05-31
ACR GROUP INC
filed 2002-07-15
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                         Commission file number 0-12490

                                 ACR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                      74-2008473
-----------------------------------            ---------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

3200 Wilcrest Drive, Suite 440, Houston, Texas             77042-6039
----------------------------------------------  --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (713) 780-8532
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.                                           Yes  X   No ___
                                                                ---
Shares of Common Stock outstanding at June 30, 2002 - 10,681,294.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                          May 31,    February 28,
                                                                           2002          2002
                                                                       ----------    ------------
                                                                      (Unaudited)
Current assets:
  Cash                                                                 $     123      $     129
  Accounts receivable, net                                                20,307         16,858
  Inventory                                                               28,402         25,987
  Prepaid expenses and other                                                 430            275
  Deferred income taxes                                                    1,131            812
                                                                       ---------      ---------

            Total current assets                                          50,393         44,061
                                                                       ---------      ---------

Property and equipment, net of accumulated
  depreciation                                                             5,203          5,405
Deferred income taxes                                                        453            648
Goodwill, net of accumulated amortization                                  5,258          5,991
Other assets                                                                 550            525
                                                                       ---------      ---------

                                                                       $  61,857      $  56,630
                                                                       =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
    and capital lease obligations                                      $     737      $     898
  Accounts payable                                                        24,302         19,411
  Accrued expenses and other liabilities                                   2,349          2,027
                                                                       ---------      ---------

            Total current liabilities                                     27,388         22,336

Long-term debt and capital lease obligations,
   less current maturities                                                23,927         23,728
                                                                       ---------      ---------

            Total liabilities                                             51,315         46,064
                                                                       ---------      ---------

Shareholders' equity:
  Common stock                                                               107            107
  Additional paid-in capital                                              41,691         41,691
  Accumulated deficit                                                    (31,256)       (31,232)
                                                                       ---------      ---------

            Total shareholders' equity                                    10,542         10,566
                                                                       ---------      ---------

                                                                       $  61,857      $  56,630
                                                                       =========      =========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three months ended
                                                                        May 31,
                                                               ------------------------
                                                                   2002        2001
                                                               ----------    ----------
Sales                                                          $   42,869    $   39,709
Cost of sales                                                      33,659        31,108
                                                               ----------    ----------

Gross profit                                                        9,210         8,601

Selling, general and administrative expenses                       (8,263)       (7,626)
                                                               ----------    ----------

Operating income                                                      947           975

Interest expense                                                     (448)         (634)
Other non-operating income                                            115            90
                                                               ----------    ----------

Income before income taxes                                            614           431
Provision for income taxes:
   Current                                                             30            35
   Deferred                                                           125             -
                                                               ----------    ----------

Income before cumulative effect of accounting change                  459           396
Cumulative effect of change in accounting
 principle, net of tax                                               (483)            -
                                                               ----------    ----------

Net income (loss)                                              $      (24)   $      396
                                                               ==========    ==========


Basic and diluted earnings (loss) per share:
Earnings per share before cumulative effect of
 accounting change                                                    .04           .04

   Cumulative effect of accounting change                            (.04)            -
                                                               ----------    ----------

   Earnings per share                                          $        -    $      .04
                                                               ==========    ==========

Weighted average shares outstanding:
  Basic                                                            10,681        10,681
                                                               ==========    ==========

  Diluted                                                          10,681        10,681
                                                               ==========    ==========

                   The accompanying notes are an integral part
                     of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                      Three months ended
                                                                            May 31,
                                                                   ------------------------
                                                                       2002         2001
                                                                   ---------    -----------
Operating activities:
   Net income (loss)                                               $      (24)    $     396
   Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
      Cumulative effect of change in accounting principle                 483             -
      Depreciation and amortization                                       304           354
      Deferred income tax expense                                         125             -
      Other                                                                (5)            -
      Changes in operating assets and liabilities:
         Accounts receivables                                          (3,444)       (4,690)
         Inventory                                                     (2,415)         (149)
         Prepaid expenses and other assets                               (160)          267
         Accounts payable                                               4,891         3,607
         Accrued expenses and other liabilities                           322           144
                                                                    ---------     ---------

Net cash provided (used) in operating activities                           77           (71)
                                                                    ---------     ---------

Investing activities:
   Acquisition of property and equipment                                 (125)         (271)
   Proceeds from disposition of assets                                      5             -
                                                                    ---------     ---------

Net cash used in investing activities                                    (120)         (271)
                                                                    ---------     ---------

Financing activities:
   Net borrowings on revolving credit facility                            304           639
   Payments on long-term debt                                            (267)         (293)
                                                                    ---------     ---------

Net cash provided by financing activities                                  37           346
                                                                    ---------     ---------

Net increase (decrease) in cash                                            (6)            4
Cash at beginning of year                                                 129           171
                                                                    ---------     ---------

Cash at end of period                                               $     123     $     175
                                                                    =========     =========

Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                                         360           575

         Income taxes                                                       9             -

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1  -  Basis of Presentation

      The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended February 28, 2002 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended May 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2003.

2  -  Summary of Significant Accounting Policies

      For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2002 and to Item 2 below.

3  -  Contingent Liabilities

      The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company's operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of May 31, 2002, the cost of such inventory held in the bonded warehouses was $8,759,000.

      The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitted such inventory to remain on consignment.

4  -  New Accounting Pronouncements

      Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

      Effective March 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for the quarter ended May 31, 2002 would have otherwise been $56,000. Material amounts of recorded goodwill attributable to each of our applicable subsidiaries were tested for impairment by comparing the fair value of each subsidiary with its carrying value. Fair value was determined using both discounted cash flows and internal rates of return. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows and both future short-term and long-term growth rates. On an ongoing basis (absent any impairment indicators), we expect to perform our annual impairment tests during our fourth fiscal quarter.

      Based on our initial impairment tests, we recognized a charge of $483,000, net of tax, ($0.04 per share) in the first quarter of fiscal 2003 to reduce the carrying value of goodwill of Lifetime Filter, Inc. to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future discounted cash flows compared to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in our first quarter of fiscal 2003 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

      The unaudited results of operations presented below for the three months ended May 31, 2002 and adjusted results of operations for the three months ended May 31, 2001 reflect the operations of the Company had we adopted the non-amortization provisions of SFAS No. 142 effective March 1, 2001: (in thousands, except per share amounts)

                                                            Three months ended
                                                                 May 31,
                                                          ----------------------
                                                             2002       2001
                                                          ---------    ---------
Net income (loss)                                         $    (24)    $     396
Add: Cumulative effect of change in accounting
     principle, net of tax                                     483             -
Add: Goodwill amortization, net of tax                           -            37
                                                          ---------    ---------

Adjusted net income                                       $    459     $     433
                                                          =========    =========

Basic and diluted earnings per share:
Reported net income                                              -           .04
Add: Cumulative effect of change in accounting
     principle, net of tax                                     .04             -
Add: Goodwill amortization, net of tax                           -             -
                                                          ---------    ---------

Adjusted net income                                       $    .04     $     .04
                                                          =========    =========

5 -   Income Taxes

      The provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. The provision for deferred taxes consists of a reduction of current deferred benefits expected to be realized as a result of the anticipated utilization of net operating loss carryforwards in fiscal 2003. The reduction is based on applying an effective tax rate of 21% to current year taxable income. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

6 -   Debt

      The Company has a revolving line of credit arrangement with a commercial bank ("Bank"). The maximum amount that may be borrowed under the revolving line of credit is $25 million, and $1 million for capital expenditures. At May 31, 2002, the Company had available credit of $1.7 and $0.4 million under the revolving credit line and the capital expenditure term loan facility, respectively. The agreement terminates in May 2003, but is automatically extended for one-year periods unless either party gives notice of termination to the other.

7 -   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 31, 2002 and 2001 (in thousands, except share information):

                                                      Three Months Ended May 31,
                                              ----------------------------------
                                                  2002                 2001
                                              ----------------   ---------------

  Numerator:

  Net income (loss)                            $        (24)      $        396

  Numerator for basic and diluted
    earnings per share - income
    available to common stockholders           $        (24)      $        396
                                              ================   ===============

  Denominator:

  Denominator for basic earnings per
    share - weighted average shares              10,681,294         10,681,294

  Effect of dilutive securities:

    Employee stock options                                -                  -

    Warrants                                              -                  -
                                              ----------------   ---------------

  Dilutive potential common shares                        -                  -
                                              ----------------   ---------------

  Denominator for diluted earnings
    per share -  adj. weighted average
    shares and assumed conversions               10,681,294         10,681,294
                                              ================   ===============

  Basic earnings per share                     $          -       $        .04

  Dilutive earnings per share                  $          -       $        .04
                                              ================   ===============

                        ACR GROUP, INC. AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

     ACR Group, Inc. and its subsidiaries (collectively, the "Company") is an independent distributor of heating, air conditioning and refrigeration ("HVACR") equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. Substantially all of the Company's sales are to contractor dealers and institutional end-users. Generally accepted accounting principles allow the aggregation of an enterprise's segments if they are similar. Although the Company operates in different geographic areas, we have reviewed the aggregation criteria and determined that the Company operates as a single segment based on the high degree of similarity of the Company's operations.

     This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties may include the availability of debt or equity capital to fund the Company's working capital requirements, unusual weather conditions, the effects of competitive pricing and general economic factors. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2001

     The Company recognized a net loss of $24,000 for the quarter ended May 31, 2002 (fiscal 2003) compared to net income of $396,000 for the quarter ended May 31, 2001 (fiscal 2002). The Company's results for the first quarter of fiscal 2003 include charges for two items - one related to the adoption of a new accounting standard for reporting of goodwill and other intangible assets, and another relating to a deferred income tax charge reducing the Company's deferred tax assets - that were not present in the prior year. Excluding these charges, net income in fiscal 2003 would have been $584,000, an increase of 48% over the same period in fiscal 2002. The increase in such income was attributable to lower interest costs in the current year, resulting from a decrease in the average interest rate on the Company's borrowings from fiscal 2002.

     Consolidated sales increased 8% during the quarter ended May 31, 2002 compared to the quarter ended May 31, 2001. Sales growth was strongest in Texas and Florida, helped by unusually warm weather in late April and early May. Sales declined slightly in California because of below normal temperatures. First quarter sales at the Company's business unit based in Colorado declined 13% as a slowdown in new residential construction continued to reduce demand for the Company's products. Same-store sales in the first five months of calendar 2002 increased 10% over 2001, compared to a 6% increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association.

     The Company's gross margin percentage on sales was 21.5% for the quarter ended May 31, 2002, compared to 21.7% for the quarter ended May 31, 2001. The decline in consolidated gross margin percentage was directly attributable to the Company's Colorado business unit, which was adversely affected by reduced demand for the sheet metal products that it manufactures for use in new home construction. The lower demand resulted in a lower absorption rate of fixed manufacturing costs and, accordingly, a lower gross margin percentage. The aggregate gross margin percentage of all of the Company's other operations increased to 20.7% in the quarter ended May 31, 2002, compared to 20.1% in the preceding year.

     Selling, general and administrative ("SG&A") expenses increased 8% in the quarter ended May 31, 2002 compared to the same quarter of 2001, principally from increased payroll and insurance costs. Expressed as a percentage of sales, SG&A expenses increased in the first quarter from 19.2% in 2001 to 19.3% in 2002.

     Interest expense decreased 29% from 2001 to 2002 as a result of lower average interest rates on the Company's variable rate debt. As a percentage of sales, interest expense decreased from 1.60% in 2001 to 1.04% in 2002. Average outstanding debt decreased 5% from 2001 to 2002.

     The current provision for income taxes consists principally of federal alternative minimum taxes and state income taxes. The provision for deferred taxes consists of a reduction of current deferred benefits expected to be realized as a result of the anticipated utilization of net operating loss carryforward in fiscal 2003. Substantially all of the Company's net operating loss carryforward will either expire, or is expected to be utilized, by the end of fiscal 2004. The Company has estimated a tax rate of 21% to systematically amortize through fiscal 2004 the deferred tax asset related to its net operating loss carryforward. This estimated tax rate is likely to change periodically as the Company re-evaluates its estimate of taxable income through fiscal 2004.

     The cumulative effect of accounting change reflects the result of adopting the provisions SFAS No. 142, "Goodwill and Other Intangible Assets" as of March 1, 2002. For further explanation, see New Accounting Pronouncements, below.

LIQUIDITY AND CAPITAL RESOURCES

     In the quarter ended May 31, 2002, the Company generated cash flow from operations of $77,000, compared to using cash flow of $71,000 in operations in the same quarter of 2001. Gross accounts receivable represented 41 days of gross sales as of May 31, 2002 compared to 46 days at May 31, 2001, reflecting a continuous focus on credit management and active collection efforts. The Company has been particularly successful at reducing its days sales outstanding over the past two quarters, but we do not anticipate that significant further reduction is achievable without adversely impacting sales. Inventory at May 31, 2002 is 18% greater than at May 31, 2001, as stocking levels were increased to accommodate potential additional customer orders. Since the Company's sales activity is greatest in the second quarter ending August 31 (consistent with the greatest use of air conditioning), we are carefully managing sales and inventory levels to ensure that the Company does not have substantial excess inventory at the end of the second quarter.

     The Company has credit facilities with a commercial bank ("Bank") which include an $25 million revolving line of credit, and $1 million for capital expenditures. Outstanding borrowings on the revolving credit line change daily depending on cash collections and disbursements. During the quarter ended May 31, 2002, the Company did not borrow additional funds from its capital expenditure facility. At May 31, 2002, the Company had available credit of $1.7 and $0.4 million under the revolving credit line and the capital expenditure term loan facility, respectively. As of May 31, 2002, borrowings under both credit facilities bear interest at either the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option on substantially all outstanding borrowings. As of May 31, 2002, the average interest rate on all borrowings was 6.53%. Management believes that availability under the revolving credit facility will be adequate to finance the Company's working capital requirements of its existing operations for the foreseeable future.

     The Company has approximately $4.7 million in tax loss carryforwards, of which $3.4 expires in fiscal 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in fiscal 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective March 1, 2002, the Company adopted Statement of Financial Standards No. 142, (SFAS 142) "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for the quarter ended May 31, 2002 would have otherwise been $56,000. Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, internal rates of return and market multiples. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows and both future short-term and long-term growth rates. On an ongoing basis (absent any impairment indicators), we expect to perform our annual impairment tests during our fourth fiscal quarter.

     Utilizing the new criteria, the Company determined that it was appropriate to write off the entire unamortized amount of goodwill associated with its filter manufacturing operation that was acquired in 1997. We reached that conclusion upon consideration of the reporting unit's unprofitability for the last two fiscal years and a substantial shift in both its product sales mix and its customer base since the date of acquisition. Net of taxes, the writeoff amounted to $483,000, or $0.04 per share, and in accordance with the new standard, is reported in the income statement for the quarter ended May 31, 2002 as a cumulative effect of a change in accounting principle.

     Effective March 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

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

Inventory

Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market value using the average cost method. Substantially all inventories represent finished goods held for sale; raw materials represent less than 2% of inventories. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At May 31, 2002 the Company had $23.2 million outstanding under its credit facilities with the bank, of which $13.2 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $132,000, or $.01 per basic share, on an annual basis.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K.       None





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ACR GROUP, INC.





     July 15, 2002                       /s/ Anthony R. Maresca
-----------------------                  ---------------------------------------
Date                                     Anthony R. Maresca
                                         Senior Vice-President and
                                         Chief Financial Officer