Form 10-Q
period 2002-08-31
ACR GROUP INC
filed 2002-10-15
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

                         Commission file number 0-12490

                                 ACR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                          74-2008473
----------------------------------                ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


3200 Wilcrest Drive, Suite 440, Houston, Texas               77042-6039
----------------------------------------------    ------------------------------
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

Shares of Common Stock outstanding at September 30, 2002 - 10,681,294.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                         August 31,   February 28,
                                                            2002          2002
                                                         ----------   ------------
                                                        (Unaudited)
Current assets:
   Cash                                                   $    108      $    129
   Accounts receivable, net                                 20,636        16,858
   Inventory                                                26,393        25,987
   Prepaid expenses and other                                  327           275
   Deferred income taxes                                       806           487
                                                          --------       -------

               Total current assets                         48,270        43,736
                                                          --------       -------
Property and equipment, net of accumulated
   depreciation                                              5,031         5,405
Deferred income taxes                                          454           973
Goodwill, net of accumulated amortization                    5,258         5,991
Other assets                                                   591           525
                                                          --------      --------

                                                          $ 59,604      $ 56,630
                                                          ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
      and capital lease obligations                       $    648      $    898
   Accounts payable                                         21,289        19,411
   Accrued expenses and other liabilities                    2,637         2,027
                                                          --------      --------

               Total current liabilities                    24,574        22,336

Long-term debt and capital lease obligations,
   less current maturities                                  23,336        23,728
                                                          --------      --------

               Total liabilities                            47,910        46,064
                                                          --------      --------
Shareholders' equity:
   Common stock                                                107           107
   Additional paid-in capital                               41,691        41,691
   Accumulated deficit                                     (30,104)      (31,232)
                                                          --------      --------

               Total shareholders' equity                   11,694        10,566
                                                          --------      --------

                                                          $ 59,604      $ 56,630
                                                          ========      ========


         The accompanying notes are an integral part of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Six months ended        Three months ended
                                                    August 31,               August 31,
                                               --------------------    --------------------
                                                 2002        2001        2002        2001
                                               --------    --------    --------    --------
Sales                                          $ 90,679    $ 86,218    $ 47,810    $ 46,509
Cost of sales                                    70,855      67,696      37,196      36,589
                                               --------    --------    --------    --------

Gross profit                                     19,824      18,522      10,614       9,920

Selling, general and
  administrative expenses                       (16,954)    (15,791)     (8,691)     (8,163)
                                               --------    --------    --------    --------

Operating income                                  2,870       2,731       1,923       1,757

Interest expense                                   (916)     (1,183)       (468)       (549)
Other non-operating income                          216         231         101         140
                                               --------    --------    --------    --------

Income before income taxes                        2,170       1,779       1,556       1,348
Provision for income taxes:
    Current                                         110         139          80         104
    Deferred                                        449         200         324         200
                                               --------    --------    --------    --------
Income before cumulative effect of
  accounting change                               1,611       1,440       1,152       1,044
Cumulative effect of change in
  accounting principle, net of tax                 (483)         --          --          --
                                               --------    --------    --------    --------

Net income                                     $  1,128    $  1,440    $  1,152    $  1,044
                                               ========    ========    ========    ========

Basic and diluted earnings (loss)
  per share:
Earnings per share before cumulative
  effect of accounting change                       .15         .13         .11         .10

Cumulative effect of accounting change             (.04)         --          --          --
                                               --------    --------    --------    --------

Earnings per share                             $    .11    $    .13    $    .11    $    .10
                                               ========    ========    ========    ========
Weighted average shares outstanding:
  Basic                                          10,681      10,681      10,681      10,681
                                               ========    ========    ========    ========

  Diluted                                        10,681      10,692      10,681      10,703
                                               ========    ========    ========    ========


         The accompanying notes are an integral part of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Six months ended
                                                                August 31,
                                                            ------------------
                                                              2002       2001
                                                            -------    -------
Operating activities:
   Net income                                               $ 1,128    $ 1,440
   Adjustments to reconcile net income to
         net cash provided by operating activities:
      Cumulative effect of change in accounting principle       483         --
      Depreciation and amortization                             598        710
      Deferred income tax expense                               449        200
      Other                                                      (6)       (10)
      Changes in operating assets and liabilities:
         Accounts receivables                                (3,773)    (5,533)
         Inventory                                             (406)    (1,469)
         Prepaid expenses and other assets                     (121)       290
         Accounts payable                                     1,878      4,264
         Accrued expenses and other liabilities                 610        539
                                                            -------    -------

Net cash provided by operating activities                       840        431
                                                            -------    -------
Investing activities:
   Acquisition of property and equipment                       (206)      (480)
   Proceeds from disposition of assets                            7         10
                                                            -------    -------

Net cash used in investing activities                          (199)      (470)
                                                            -------    -------
Financing activities:
   Net (payments) borrowings on revolving
   credit facility                                             (380)       606
   Payments on long-term debt                                  (282)      (471)
                                                            -------    -------

Net cash provided by (used in) financing activities            (662)       135
                                                            -------    -------

Net (decrease) increase in cash                                 (21)        96
Cash at beginning of year                                       129        171
                                                            -------    -------

Cash at end of period                                       $   108    $   267
                                                            =======    =======
Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                               901      1,109
         Income taxes                                            29         10

         The accompanying notes are an integral part of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1 - Basis of Presentation

    The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended February 28, 2002 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three-month and six-month periods ended August 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2003.

2 - Summary of Significant Accounting Policies

    For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2002.

3 - Contingent Liabilities

    The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company's operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 2002, the cost of such inventory held in the bonded warehouses was $7,203,000.

    The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitting such inventory to remain on consignment. As of August 31, 2002, inventory of approximately $700,000 remained on consignment although it had been held in excess of the allowable period of time.

4 - New Accounting Pronouncements

    Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of and broadens the definition of discontinued operations to include a component of a segment. The adoption of SFAS 144 did not have any significant impact on its financial position or results of operations.

     Effective March 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for the three and six-month periods ended August 31, 2002 would have otherwise been $57,000 and $114,000 respectively. Material amounts of recorded goodwill attributable to each of our applicable subsidiaries were tested for impairment by comparing the fair value of each subsidiary with its carrying value. Fair value was determined using both discounted cash flows and internal rates of return. These impairment tests must be performed upon adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows and both future short-term and long-term growth rates. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth fiscal quarter of each year.

     Based on our initial impairment tests, we recognized a charge of $483,000 ($0.04 per share) in the first quarter of fiscal 2003 to reduce the carrying value of goodwill of Lifetime Filter, Inc. to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by comparing estimated future discounted cash flows to the carrying amount of the assets. Under SFAS No. 142, the impairment adjustment recognized upon adoption of the new rules was reflected as a cumulative effect of change in accounting principle in our income statement for the first quarter of fiscal 2003. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

     The unaudited results of operations presented below for the six-month and three-month periods ended August 31, 2002, and adjusted results of operations for the same periods ended August 31, 2001, reflect the operations of the Company had we adopted the non-amortization provisions of SFAS No. 142 effective March 1, 2001: (in thousands, except per share amounts)

                                                 Six months ended      Three months ended
                                                    August 31,             August 31,
                                                ------------------    --------------------
                                                 2002        2001      2002          2001
                                                ------      ------    ------        ------
Net income                                      $1,128      $1,440    $1,152        $1,044
Add: Cumulative effect of change in
  accounting principle, net of tax                 483          --        --            --
Add: Goodwill amortization, net of tax              --          76        --            38
                                                ------      ------    ------        ------

Adjusted net income                             $1,611      $1,516    $1,152        $1,082
                                                ======      ======    ======        ======

Basic and diluted earnings per share:
  Reported net income                              .11         .13       .11           .10
  Cumulative effect of change in
    accounting principle, net of tax               .04           -         -             -
  Goodwill amortization, net of tax                  -         .01         -             -
                                                ------      ------    ------        ------

Adjusted net income                             $  .15      $  .14    $  .11        $  .10
                                                ======      ======    ======        ======

5 -  Income Taxes

     The provision for current income taxes consists principally of federal alternative minimum taxes and state income taxes. The provision for deferred taxes consists of a reduction of current deferred benefits expected to be realized as a result of the anticipated utilization of net operating loss carryforwards in fiscal 2003. The reduction is based on applying an effective tax rate of 21.3% to current year taxable income. The Company has net operating loss and tax credit carryforwards which offset substantially all of its federal taxable income.

6 -  Debt

     The Company has a credit arrangement with a commercial bank ("Bank") that includes both a revolving credit facility and a term loan facility for capital expenditures. The maximum amounts that may be borrowed under such facilities are $25 million and $1 million, respectively. At August 31, 2002, the Company had available credit under such facilities of $2.3 million and $0.4 million, respectively. The credit facilities mature in May 2004, and are automatically extended for one-year periods unless either party gives notice of termination to the other.

7 -  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the six months and three months ended August 31, 2002 and 2001 (in thousands, except earnings per share information):

                                        Six Months Ended      Three Months Ended
                                       -----------------      ------------------
                                           August 31,             August 31,
                                       -----------------      -----------------
                                         2002      2001        2002       2001
                                       -------   -------      -------   -------
Numerator:

Net income                             $ 1,128   $ 1,440      $ 1,152   $ 1,044

Numerator for basic and diluted
 earnings per share - income
 available to common stockholders      $ 1,128   $ 1,440      $ 1,152   $ 1,044
                                       =======   =======      =======   =======
Denominator:

Denominator for basic earnings per
 share - weighted average shares        10,681    10,681       10,681    10,681

Effect of dilutive securities:

 Warrants                                    0        11            0        22
                                       -------   -------      -------   -------

Dilutive potential common shares             0        11            0        22
                                       -------   -------      -------   -------
Denominator for diluted earnings per
 share - adj weighted average shares
 and assumed conversions                10,681    10,692       10,681    10,703
                                       =======   =======      =======   =======

Basic earnings per share               $   .11   $   .13      $   .11   $   .10
                                       =======   =======      =======   =======

Dilutive earnings per share            $   .11   $   .13      $   .11   $   .10
                                       =======   =======      =======   =======

                        ACR GROUP, INC. AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

     ACR Group, Inc. and its subsidiaries (collectively, the "Company") is an independent distributor of heating, air conditioning and refrigeration ("HVACR") equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. Substantially all of the Company's sales are to contractor dealers and institutional end-users. Generally accepted accounting principles allow the aggregation of an enterprise's segment if they are similar. Although the Company operates in different geographic areas, we have reviewed the aggregation criteria and determined that the Company operates as a single segment based on the high degree of similarity of the Company's operations.

     This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties may include the availability of debt or equity capital to fund the Company's working capital requirements, unusual weather conditions, the effects of competitive pricing and general economic factors. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws. In addition to other factors and matters discussed elsewhere herein, the following are important matters that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTH AND THREE MONTH PERIODS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001

Six Months Ended August 31, 2002 compared to August 31, 2001

     The Company recognized net income of $1,128,000 for the six-month period ended August 31, 2002 (fiscal 2003) compared to net income of $1,440,000 for the six-month period ended August 31, 2001 (fiscal 2002). Comparability between fiscal 2003 and fiscal 2002 is affected by two accounting developments. The Company adopted SFAS No. 142 as of March 1, 2002 (see New Accounting Pronouncements, below) and has recorded deferred income tax charges to reduce the Company's deferred tax assets. Excluding these items, net income in fiscal 2003 would have been $2,060,000, compared to $1,640,000 in fiscal 2002, an increase of 26%. The increase in such income was attributable to lower interest costs and an improvement in the Company's gross margin percentage in the current year.

     Consolidated sales increased 5% during the six-month period ended August 31, 2002 compared to the same period in 2001. Sales growth exceeded 20% in Tennessee and Florida, with single-digit percentage increases in all other trade areas except for Colorado. Fiscal 2003 sales at the Company's business unit based in Colorado declined 8% as continued economic weakness curtailed new home starts and dampened demand for the Company's products. Same-store sales in the first eight months of calendar 2002 increased 7% over 2001, the same percentage increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association.

     The Company's gross margin percentage on sales was 21.9% for the six-months ended August 31, 2002, compared to 21.5% for the same period in 2001. The increase in gross margin percentage was attributable to the Company's continuing efforts to reduce the net purchase cost of inventory through national buying arrangements and consolidation of decentralized purchasing to designated suppliers, and to refinements in customer pricing models. Gross margin improvement was particularly evident at certain branch operations opened in the past two years. These margin improvement initiatives were partially offset by reduced demand for sheet metal products manufactured by the Colorado business unit for use in new home construction. The lower demand resulted in a lower absorption rate of fixed manufacturing costs and, accordingly, a lower gross margin percentage. The aggregate gross margin percentage of all of the Company's other operations increased to 21.3% in the six-month period ended August 31, 2002, compared to 20.1% in the preceding year.

     Selling, general and administrative ("SG&A") expenses increased 7% in the six-month period ended August 31, 2002 compared to the same period in 2001, principally from increased payroll, insurance costs and rent expense. Expressed as a percentage of sales, SG&A expenses increased in the six-month period from 18.3% in 2001 to 18.7% in 2002.

     Interest expense decreased 23% from 2001 to 2002 as a result of lower average interest rates on the Company's variable rate debt. As a percentage of sales, interest expense decreased to 1.0% in 2002 from 1.4% in 2001. Average outstanding debt decreased 5% from 2001 to 2002.

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

     The cumulative effect of the accounting change reflects the result of adopting the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as of March 1, 2002. For further explanation, see New Accounting Pronouncements, below.

Three Months Ended August 31, 2002 compared to August 31, 2001

     Net income increased to $1,152,000 in the quarter ended August 31, 2002 from $1,044,000 in the quarter ended August 31, 2001, an increase of 10%. The Company recorded deferred tax charges in such periods of $449,000 and $200,000, respectively, to recognize the utilization of the Company's net operating loss carryforward, as more fully described above. Excluding the effect of such non-cash deferred tax charges, income for the second fiscal quarter increased 19% from 2001 to 2002. As explained in the comparison of six-month results above, the increase in income before taxes for the second quarter was attributable to lower interest costs and an improvement in the gross margin percentage on sales.

     Both consolidated and same-store sales increased 3% during the quarter ended August 31, 2002 compared to the same quarter in 2001. The trends described above in the six-month comparison also apply for the second fiscal quarter, except that sales in Texas declined 5% compared to 2001. In addition, sales slowed toward the end of the second quarter, as sales in August 2002 actually declined compared to 2001. The slowdown in sales in Texas appears to be related to the economy, as evidenced by a decline in sales to customers involved in residential new construction. The record heat experienced in certain parts of the country during summer 2002 did not occur in the Company's principal market areas. Therefore, while sales peaked as usual in the second fiscal quarter because of demand created by normal summer temperatures, sales were not enhanced by extraordinary weather conditions.

     The Company's gross margin percentage on sales was 22.2% for the quarter ended August 31, 2002, compared to 21.3% for the same period in 2001. The increase in the gross margin percentage was attributable to the same factors as mentioned earlier in the six-month analysis.

     Selling, general and administrative ("SG&A") expenses increased 6% in the quarter ended August 31, 2002 compared to the same period in 2001. This increase is consistent with the increase for the six-month period analyzed above. Expressed as a percentage of sales, SG&A expenses increased in the quarter from 17.6% in 2001 to 18.2% in 2002.

     Interest expense in the second quarter decreased 15% from 2001 to 2002 as a result of both lower average interest rates on the Company's variable rate debt and a 5% decrease in average outstanding indebtedness. As a percentage of sales, interest expense decreased to 1.0% in 2002 from 1.2% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     In the six-month period ended August 31, 2002, the Company generated cash flow from operations of $840,000, compared to $431,000 in 2001. Gross accounts receivable represented 42 days of gross sales as of August 31, 2002, compared to 44 days at August 31, 2001, reflecting a continuous focus on credit management and active collection efforts in the uncertain economic environment. Inventory at August 31, 2002 was 4% greater than at August 31, 2001, the majority of which consisted of an additional line of HVAC equipment in Texas, reflecting management's aggressive monitoring of inventory levels.

     The Company has credit facilities with a commercial bank ("Bank") which include an $25 million revolving line of credit and a $1 million term loan facility for capital expenditures. Outstanding borrowings on the revolving credit line change daily depending on cash collections and disbursements. During the six-month period ended August 31, 2002, the Company did not borrow additional funds from its capital expenditure facility. At August 31, 2002, the Company had available credit of $2.3 and $0.4 million under the revolving credit facility and the term loan facility, respectively. As of August 31, 2002, borrowings under both credit facilities bear interest at the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option on substantially all outstanding borrowings. Management believes that availability under the revolving credit facility will be adequate to finance the Company's working capital requirements of its existing operations for the foreseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective March 1, 2002, the Company adopted Statement of Financial Standards No. 142, (SFAS 142) "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for the quarter and six-month periods ended August 31, 2002 would have otherwise been $57,000 and $114,000, respectively. Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, internal rates of return and market multiples. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows and both future short-term and long-term growth rates. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our first fiscal quarter.

     Utilizing the new criteria, the Company determined that it was appropriate to write off the entire unamortized amount of goodwill associated with its filter manufacturing operation that was acquired in 1997. We reached that conclusion upon consideration of the reporting unit's unprofitability for the last two fiscal years and a substantial shift in both its product sales mix and its customer base since the date of acquisition. Net of taxes, the writeoff amounted to $483,000, or $0.04 per share, and in accordance with the new standard, is reported in the income statement for the quarter ended August 31, 2002 as a cumulative effect of a change in accounting principle.

     Effective March 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The adoption of SFAS 144 did not have any significant impact on its financial position or results of operations.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At August 31, 2002 the Company had $22.7 million outstanding under its credit facilities with the bank, of which $12.7 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $127,000, or $.01 per share, on an annual basis.

Item 4. - Statement Regarding Disclosure Controls and Procedures

     As of August 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.


                           PART II - OTHER INFORMATION


Item 4. - Results of Votes of Security Holders

     At the Annual Meeting of Shareholders on August 22, 2002, the shareholders of the Company voted on and approved the following issue:

     Election of Directors for a term of one year expiring at the next Annual Meeting of Shareholders:

                                            Shares           Shares
                                              For           Withheld
                                          ---------         --------
            Anthony R. Maresca            9,732,835          47,600
            Alan D. Feinsilver            9,769,155          11,280
            Roland H. St. Cyr             9,768,355          12,080
            A. Stephen Trevino            9,708,835          71,600
            Alex Trevino, Jr.             9,730,835          49,600


Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACR GROUP, INC.



    October 15, 2002                         /s/ Anthony R. Maresca
-------------------------                    ------------------------------
Date                                         Anthony R. Maresca
                                             Senior Vice-President and
                                             Chief Financial Officer

                                 CERTIFICATIONS

I, Alex Trevino, Jr., certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of ACR Group, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 15, 2002                         /s/ Alex Trevino, Jr.
---------------------                    -----------------------------------
Date                                     Alex Trevino, Jr.
                                         President and
                                         Chief Executive Officer

I, Anthony R. Maresca, certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of ACR Group, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 15, 2002                          /s/ Anthony R. Maresca
----------------------                    -----------------------------------
Date                                      Anthony R. Maresca
                                          Senior Vice-President and
                                          Chief Financial Officer