Form 10-Q
period 2002-11-30
ACR GROUP INC
filed 2003-01-14
CIK 711307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No___
                         ---

Shares of Common Stock outstanding at December 31, 2002 - 10,681,294.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        ACR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                        November 30,     February 28,
                                                                           2002              2002
                                                                        ------------     ------------
                                                                        (Unaudited)
Current assets:
   Cash                                                                 $        121     $        129
   Accounts receivable, net                                                   16,705           16,858
   Inventory                                                                  23,596           25,987
   Prepaid expenses and other                                                    283              275
   Deferred income taxes                                                         843              487
                                                                        ------------     ------------

                  Total current assets                                        41,548           43,736
                                                                        ------------     ------------

Property and equipment, net of accumulated
   depreciation                                                                5,085            5,405
Deferred income taxes                                                            454              973
Goodwill, net of accumulated amortization                                      5,258            5,991
Other assets                                                                     453              525
                                                                        ------------     ------------

                                                                        $     52,798     $     56,630
                                                                        ============     ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
      and capital lease obligations                                     $        413     $        898
   Accounts payable                                                           16,943           19,411
   Accrued expenses and other liabilities                                      2,561            2,027
                                                                        ------------     ------------

                  Total current liabilities                                   19,917           22,336

Long-term debt and capital lease obligations,
   less current maturities                                                    21,295           23,728
                                                                        ------------     ------------

                  Total liabilities                                           41,212           46,064
                                                                        ------------     ------------

Shareholders' equity:
   Common stock                                                                  107              107
   Additional paid-in capital                                                 41,691           41,691
   Accumulated deficit                                                       (30,212)         (31,232)
                                                                        ------------     ------------

                  Total shareholders' equity                                  11,586           10,566
                                                                        ------------     ------------

                                                                        $     52,798     $     56,630
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

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Nine months ended       Three months ended
                                                        November 30,            November 30,
                                                   --------------------     --------------------
                                                      2002       2001         2002       2001
                                                   ----------  --------     --------   ---------

Sales                                              $  128,581  $ 123,226    $  37,902  $  37,007
Cost of sales                                         100,276     96,723       29,422     29,026
                                                   ----------  ---------    ---------  ---------

Gross profit                                           28,305     26,503        8,480      7,981

Selling, general and administrative
expenses                                              (25,303)   (23,765)      (8,348)    (7,975)
                                                   ----------  ---------    ---------  ---------

Operating income                                        3,002      2,738          132          6

Interest expense                                       (1,339)    (1,646)        (423)      (463)
Other non-operating income                                350        359          134        129
                                                   ----------  ---------    ---------  ---------

Income (loss) before income taxes                       2,013      1,451         (157)      (328)
Provision (benefit) for income taxes:
   Current                                                 97        147          (13)         8
   Deferred                                               413        200          (36)        --
                                                   ----------  ---------    ---------  ---------

Income (loss) before cumulative effect
   of accounting change                                 1,503      1,104         (108)      (336)
Cumulative effect of change in
   accounting principle, net of tax                      (483)        --           --         --
                                                   ----------  ---------    ---------  ---------

Net income (loss)                                  $    1,020  $   1,104    $    (108) $    (336)
                                                   ==========  =========    =========  =========


Basic and diluted earnings (loss) per share:
Earnings (loss) per share before
   cumulative effect of accounting change                 .14        .10         (.01)      (.03)

Cumulative effect of accounting change                   (.04)        --           --         --
                                                   ----------  ---------    ---------  ---------

Earnings (loss) per share                          $      .10  $     .10    $    (.01) $    (.03)
                                                   ==========  =========    =========  =========

Weighted average shares outstanding:
  Basic                                                10,681     10,681       10,681     10,681
                                                   ==========  =========    =========  =========

  Diluted                                              10,681     10,692       10,681     10,681
                                                   ==========  =========    =========  =========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                               Nine months ended
                                                                 November 30,
                                                             -------------------
                                                               2002       2001
                                                             -------    --------

Operating activities:
   Net income                                                $ 1,020    $ 1,104
   Adjustments to reconcile net income to
         net cash provided by operating activities:
      Cumulative effect of change in accounting principle        483          -
      Depreciation and amortization                              895      1,068
      Deferred income tax expense                                413        200
      Other                                                      (13)       (20)
      Changes in operating assets and liabilities:
         Accounts receivable                                     158     (2,534)
         Inventory                                             2,391     (1,345)
         Prepaid expenses and other assets                        33        205
         Accounts payable                                     (2,468)     3,719
         Accrued expenses and other liabilities                  534        705
                                                             -------    -------

Net cash provided by operating activities                      3,446      3,102
                                                             -------    -------

Investing activities:
   Acquisition of property and equipment                        (490)      (628)
   Proceeds from disposition of assets                            37         53
                                                             -------    -------

Net cash used in investing activities                           (453)      (575)
                                                             -------    -------

Financing activities:
   Net payments on revolving credit facility                  (2,487)    (2,721)
   (Payments) proceeds on long-term debt                        (514)       255
                                                             -------    -------

Net cash used in financing activities                         (3,001)    (2,466)
                                                             -------    -------

Net (decrease) increase in cash                                   (8)        61
Cash at beginning of year                                        129        171
                                                             -------    -------

Cash at end of period                                        $   121    $   232
                                                             =======    =======



Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                              1,234      1,612

         Income taxes                                             29         10



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                        ACR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1  -  Basis of Presentation

      The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended February 28, 2002 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three-month and nine-month periods ended November 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2003.

2  -  Summary of Significant Accounting Policies

      For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2002.

3  -  Contingent Liabilities

      The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company's operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 2002, the cost of such inventory held in the bonded warehouses was $6,745,000.

      The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitting such inventory to remain on consignment. As of November 30, 2002, inventory of approximately $530,000 remained on consignment although it had been held in excess of the allowable period of time.

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

      Effective March 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for the three and nine-month periods ended November 30, 2002 would have otherwise been $57,000 and $171,000 respectively. Material amounts of recorded goodwill attributable to each of our applicable subsidiaries were tested for impairment by comparing the fair value of each subsidiary with its carrying value. Fair value was determined using both discounted cash flows and internal rates of return. These impairment tests must be performed upon adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows and both future short-term and long-term growth rates. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth fiscal quarter of each year.

      Based on our initial impairment tests, we recognized an after-tax charge of $483,000 ($0.04 per share) in the first quarter of fiscal 2003 to reduce the carrying value of goodwill of Lifetime Filter, Inc. to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by comparing estimated future discounted cash flows to the carrying amount of the assets. Under SFAS No. 142, the impairment adjustment recognized upon adoption of the new rules was reflected as a cumulative effect of change in accounting principle in our income statement for the first quarter of fiscal 2003. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

      The unaudited results of operations presented below for the nine-month and three-month periods ended November 30, 2002, and adjusted results of operations for the same periods ended November 30, 2001, reflect the operations of the Company had we adopted the non-amortization provisions of SFAS No. 142 effective March 1, 2001: (in thousands, except per share amounts)

                                          Nine months ended  Three months ended
                                             November 30,       November 30,
                                          ----------------- -------------------
                                            2002     2001     2002       2001
                                          -------  -------  --------  ---------

Net income (loss)                         $ 1,020  $ 1,104  $   (108) $    (336)
Add: Cumulative effect of change in
  accounting principle, net of tax            483        -         -          -
Add: Goodwill amortization, net of tax          -      113         -         38
                                          -------  -------  --------  ---------

Adjusted net income (loss)                $ 1,503  $ 1,217  $   (108) $    (298)
                                          =======  =======  ========  =========

Basic and diluted earnings per share:

   Reported net income (loss)                 .10      .10      (.01)      (.03)
   Cumulative effect of change in
      accounting principle, net of tax        .04        -         -          -
   Goodwill amortization, net of tax            -      .01         -          -
                                          -------  -------  --------  ---------

Adjusted net income (loss) per share      $   .14  $   .11  $   (.01) $    (.03)
                                          =======  =======  ========  =========

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

6 -   Debt

      The Company has a credit arrangement with a commercial bank ("Bank") that includes both a revolving credit facility and a term loan facility for capital expenditures. The maximum amounts that may be borrowed under such facilities are $25 million and $1 million, respectively. At November 30, 2002, the Company had available credit under such facilities of $0.7 million and $0.1 million, respectively. The credit facilities mature in May 2004, and are automatically extended for one-year periods unless either party gives notice of termination to the other.

      In October 2002, the Company prepaid its outstanding indebtedness to The Catalyst Fund, Ltd. ("Catalyst") and an affiliate of Catalyst. Such indebtedness amounted to $229,000, and would otherwise have been payable in January 2003. In December 2002, the Company paid Catalyst $45,000 to settle asserted claims and cancel all outstanding warrants held by Catalyst pertaining to 925,000 shares of the Company's common stock. The amount was recorded as an expense in December 2002.

7 -      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the nine months and three months ended November 30, 2002 and 2001 (in thousands, except earnings per share information):


                                                     Nine Months Ended              Three Months Ended
                                               ------------------------------  ---------------------------
                                                       November 30,                    November 30,
                                               ------------------------------  ---------------------------
                                                    2002           2001            2002            2001
                                               --------------  --------------  ----------     ------------
  Numerator:

  Net income (loss)                               $ 1,020        $ 1,104           ($108)         ($336)

  Numerator for basic and diluted
   earnings (loss) per share - income
   available to common stockholders               $ 1,020        $ 1,104           ($108)         ($336)
                                               ==========      =========       ==========     ==========

  Denominator:

  Denominator for basic earnings (loss)
   per share - weighted average shares             10,681         10,681          10,681         10,681

  Effect of dilutive securities:

   Warrants                                             0             11               0              0
                                               ----------      ---------       ----------     ----------

  Dilutive potential common shares                      0             11               0              0
                                               ----------      ---------       ----------     ----------

  Denominator for diluted earnings (loss)
   per share - adj weighted average shares
   and assumed conversions                         10,681         10,692          10,681         10,681
                                               ==========      =========       ==========     ==========

  Basic earnings (loss) per share                 $   .10        $   .10         $ (0.01)       $ (0.03)
                                               ==========      =========       ==========     ==========

  Dilutive earnings (loss) per share              $   .10        $   .10         $ (0.01)       $ (0.03)
                                               ==========      =========       ==========     ==========

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

     This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties may include the availability of debt or equity capital to fund the Company's working capital requirements, unusual weather conditions, the effects of competitive pricing, the strength of the construction market and general economic conditions. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws. The Company assumes no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH AND THREE MONTH PERIODS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

Nine Months Ended November 30, 2002 compared to November 30, 2001

     The Company recognized net income of $1,020,000 for the nine-month period ended November 30, 2002 (fiscal 2003) compared to net income of $1,104,000 for the nine-month period ended November 30, 2001 (fiscal 2002). Comparability between fiscal 2003 and fiscal 2002 is affected by two accounting developments. The Company adopted SFAS No. 142 as of March 1, 2002 (see New Accounting Pronouncements, below) and has recorded deferred income tax charges to reduce the Company's deferred tax assets. Excluding these items, net income in fiscal 2003 would have been $1,916,000, compared to $1,304,000 in fiscal 2002, an increase of 47%. The increase in such income was attributable to lower interest costs and an improvement in the Company's gross margin percentage in the current year.

     Consolidated sales increased 4% during the nine-month period ended November 30, 2002 compared to the same period in 2001. Sales growth exceeded 20% in Tennessee and Florida, with single-digit percentage increases in all other trade areas except for Colorado. Fiscal 2003 sales at the Company's business unit based in Colorado declined 8% as continued economic weakness curtailed new home starts and dampened demand for the Company's products. Same-store sales in the first eleven months of calendar 2002 increased 6% over 2001, compared to a 7% increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association.

     The Company's gross margin percentage on sales was 22.0% for the nine-months ended November 30, 2002, compared to 21.5% for the same period in 2001. The increase in gross margin percentage was attributable to the Company's continuing efforts to reduce the net purchase cost of inventory through national buying arrangements and consolidation of decentralized purchasing to designated suppliers, and to refinements in customer pricing models. Gross margin improvement was particularly evident at certain branch operations opened in the past two years. These margin improvement initiatives were partially offset by reduced demand for sheet metal products manufactured by the Colorado business unit for use in new home construction. The lower demand resulted in a lower absorption rate of fixed manufacturing costs and, accordingly, a lower gross margin percentage. The aggregate gross margin percentage of all of the Company's other operations increased to 21.5% in the nine-month period ended November 30, 2002, compared to 20.2% in the preceding year.

     Selling, general and administrative ("SG&A") expenses increased 6% in the nine-month period ended November 30, 2002 compared to the same period in 2001, principally from increased payroll, insurance costs and rent expense. Expressed as a percentage of sales, SG&A expenses increased in the nine-month period from 19.3% in 2001 to 19.7% in 2002.

     Interest expense decreased 19% from 2001 to 2002 as a result of lower average interest rates on the Company's variable rate debt and a 5% decrease in average outstanding debt. As a percentage of sales, interest expense decreased to 1.0% in 2002 from 1.3% in 2001.

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

Three Months Ended November 30, 2002 compared to November 30, 2001

     The Company recorded a net loss of $108,000 in the quarter ended November 30, 2002, compared to a net loss of $336,000 in the quarter ended November 30, 2001, a reduction of 68%. The Company recorded deferred tax benefits in the quarter ended November 30, 2002 of $36,000 to recognize the benefit of the Company's net operating loss generated in the current quarter. Excluding the effect of such non-cash deferred tax benefit, the Company's net loss for the third fiscal quarter decreased 57% from 2001 to 2002. As explained in the comparison of nine-month results above, the decline in loss before taxes for the third quarter was attributable to lower interest costs and an improvement in the gross margin percentage on sales.

     Consolidated sales increased 2% during the quarter ended November 30, 2002 compared to the same quarter in 2001, while same store sales increased 3% during the same comparative periods. The trends described above in the nine-month comparison also generally applied for the third fiscal quarter, except that sales in Georgia and Nevada also declined slightly compared to 2001.

     The Company's gross margin percentage on sales was 22.4% for the quarter ended November 30, 2002, compared to 21.6% for the same period in 2001. The increase in the gross margin percentage was attributable to the same factors as mentioned earlier in the nine-month analysis.

     Selling, general and administrative ("SG&A") expenses increased 5% in the quarter ended November 30, 2002 compared to the same period in 2001. This increase is consistent with the increase for the nine-month period analyzed above. Expressed as a percentage of sales, SG&A expenses increased in the quarter from 21.5% in 2001 to 22.0% in 2002.

     Interest expense in the third quarter decreased 9% from 2001 to 2002 as a result of both lower average interest rates on the Company's variable rate debt and a 6% decrease in average outstanding debt. As a percentage of sales, interest expense decreased to 1.1% in 2002 from 1.3% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     In the nine-month period ended November 30, 2002, the Company generated cash flow from operations of $3,446,000, compared to $3,102,000 in 2001. Gross accounts receivable represented 44 days of net sales as of November 30, 2002, compared to 49 days at November 30, 2001, reflecting a continuous focus on credit management and active collection efforts in the uncertain economic environment. Inventory at November 30, 2002 was 6% less than at November 30, 2001, reflecting management's concerted effort to control purchasing and inventory levels entering the fourth fiscal quarter, traditionally the slowest in the Company's fiscal year.

     The Company has credit facilities with a commercial bank ("Bank") which include a $25 million revolving line of credit and a $1 million term loan facility for capital expenditures. Outstanding borrowings on the revolving credit line change daily depending on cash collections and disbursements. During the nine-month period ended November 30, 2002, the Company borrowed $243,000 from its capital expenditure facility. At November 30, 2002, the Company had available credit of $0.7 and $0.1 million under the revolving credit facility and the term loan facility, respectively. As of November 30, 2002, borrowings under both credit facilities bear interest at the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option on substantially all outstanding borrowings. Management believes that availability under the revolving credit facility will be adequate to finance the Company's working capital requirements of its existing operations for the foreseeable future.

     In October 2002, the Company prepaid its outstanding indebtedness to The Catalyst Fund, Ltd. ("Catalyst") and an affiliate of Catalyst. Such indebtedness amounted to $229,000, and would otherwise have been payable in January 2003. In December 2002, the Company paid Catalyst $45,000 to settle asserted claims and cancel all outstanding warrants held by Catalyst pertaining to 925,000 shares of the Company's common stock. The amount was recorded as an expense in December 2002.

     The Company has approximately $4.7 million in tax loss carryforwards, of which $3.4 million expires in fiscal 2003. Such operating loss carryforwards will substantially limit the Company's federal income tax liabilities in fiscal 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective March 1, 2002, the Company adopted Statement of Financial Standards No. 142, (SFAS 142) "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for the quarter and nine-month periods ended November 30, 2002 would have otherwise been $57,000 and $171,000, respectively. Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, internal rates of return and market multiples. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows and both future short-term and long-term growth rates. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth fiscal quarter.

     Utilizing the new criteria, the Company determined that it was appropriate to write off the entire unamortized amount of goodwill associated with its filter manufacturing operation that was acquired in 1997. We reached that conclusion upon consideration of the reporting unit's unprofitability for the last two fiscal years and a substantial shift in both its product sales mix and its customer base since the date of acquisition. Net of taxes, the writeoff amounted to $483,000, or $0.04 per share, and in accordance with the new standard, is reported in the income statement for the quarter ended November 30, 2002 as a cumulative effect of a change in accounting principle.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company's accounts receivable credit risk. Two customers represent approximately 3 1/2% of consolidated sales, and no other customer comprises as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company's credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company's customer base to make payments on a timely basis may require the Company to record additional allowances.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, as its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At November 30, 2002 the Company had $20.0 million outstanding under its credit facilities with the bank, of which $10.0 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $100,000, or $.01 per share, on an annual basis.

Item 4. - Statement Regarding Disclosure Controls and Procedures

     As of November 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2002.

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

                                               ACR GROUP, INC.



    January 14, 2003                           /s/ Anthony R. Maresca
----------------------------                   --------------------------------
Date                                           Anthony R. Maresca
                                               Senior Vice-President and
                                               Chief Financial Officer

                                 CERTIFICATIONS

I, Alex Trevino, Jr., certify that:

     (1). I have reviewed this quarterly report on Form 10-Q of ACR Group, Inc.;

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



January 14, 2003                            /s/ Alex Trevino, Jr.
------------------------                    ------------------------------------
Date                                        Alex Trevino, Jr.
                                            President and
                                            Chief Executive Officer

I, Anthony R. Maresca, certify that:

     (1). I have reviewed this quarterly report on Form 10-Q of ACR Group, Inc.;

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



January 14, 2003                            /s/ Anthony R. Maresca
------------------------                    ------------------------------------
Date                                        Anthony R. Maresca
                                            Senior Vice-President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                 Description
--------------                 -----------

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002