Form 10-K
period 2003-02-28
ACR GROUP INC
filed 2003-05-29
CIK 711307

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

For Annual Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 28, 2003

Commission File Number 0-12490

ACR GROUP, INC.

(Exact name of registrant as specified in its Charter)

Texas	74-2008473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Wilcrest Drive, Suite 440, Houston, Texas 77042

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (713) 780-8532

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the common stock held by nonaffiliates of the registrant on April 30, 2003 was $3,659,995. The aggregate market value was computed by reference to the closing price as reported on the OTC Bulletin Board. For the purposes of this response, Executive Officers, Directors and holders of more than 10% of the Registrant’s common stock are considered affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of April 30, 2003: 10,681,294 shares

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2003 is incorporated by reference in answer to Part III of this report.

PART I

Item 1. Business.

General

ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the “Company” or “ACRG”) is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration (“HVACR”) equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started nine additional HVACR distribution companies and now has 44 branch operations in nine states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

The HVACR Industry

The Company sells supplies and equipment to installing contractors and dealers and to other technically trained customers responsible for the installation, repair and maintenance of HVACR systems. Maintenance of a large and diverse inventory base is an important element in the Company’s sales.

The HVACR supply industry is segmented into discrete categories. First, it serves both commercial and residential HVACR businesses. Each of these segments is further divided into two markets—new construction sales and replacement and/or repair sales. Some companies choose to specialize in serving the new construction markets while others focus on the repair/replacement market, commonly referred to as the “aftermarket.” ACRG is not oriented toward any particular segment but instead concentrates on acquiring and developing profitable businesses in the Sunbelt region of the United States which have a significant market share within their segment of the HVACR distribution industry. The Company believes that its growth strategy is appropriate in view of the competitive nature of the HVACR industry and the continuing consolidation in that industry, discussed below.

There are many manufacturers of products used in the HVACR industry, and no single manufacturer dominates the market for a range of products. Some manufacturers limit the number and territory of wholesalers that may distribute their products, but exclusivity is rare. Many manufacturers will generally permit any distributor who satisfies customary commercial credit standards to sell their products. In addition, there are some manufacturers, primarily of equipment, that distribute their own products through factory branches. The widespread availability of HVACR products to distributors results in significant competition. There are an estimated three thousand HVACR wholesale distributors in the United States, and there is no single company or group of companies that dominates the HVACR distribution industry. The industry traditionally has been characterized by closely-held businesses with operations limited to local or regional geographic areas; however, a process of consolidation in this industry is ongoing, as many of these companies reach maturity and face strategic business issues such as ownership succession, changing markets and lack of capital to finance growth. Management’s goal is to attract the present owners and management of such businesses by offering certain advantages related to economies of scale: lower cost of products from volume purchasing, new product lines, and financial, administrative and technical support.

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

The Company’s operations are conducted through nine subsidiaries that participate in the wholesale distribution of HVACR equipment and supplies:

ACR Supply, Inc.

The Company acquired ACR Supply, Inc. (“ACRS”) in 1993, after making an initial investment in the company in 1991. At the end of fiscal 2003, ACRS had fifteen branches in Texas and one in Louisiana. Many of ACRS’s branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets.

ACRS sells primarily to licensed contractors serving the residential and light commercial (restaurants, strip shopping centers, etc.) markets. The company’s sales mix is approximately 28% equipment and 72% parts and supplies, with the equipment and parts generally directed to the aftermarket and the supplies used principally in new construction.

Heating and Cooling Supply, Inc.

The Company acquired Heating and Cooling Supply, Inc. (“HCS”) in 1990. HCS operates from one location in Las Vegas, Nevada. There are approximately 20 independent HVACR distributors in the Las Vegas area that compete with HCS. Management believes that HCS is among the top three of such distributors in terms of annual sales from branch operations in the local area.

Mirroring the rapid growth of the Las Vegas economy over the past decade, approximately 80% of HCS’s sales are in the new construction market, and a majority of those sales are to the residential segment of the market. Unlike many HVACR distributors, HCS also has capabilities to service both the commercial plan and specifications market and the specialty products markets. The company is directing greater attention to the HVACR aftermarket in an effort to gain higher margin business and to diversify its customer base.

Total Supply, Inc.

Total Supply, Inc. (“TSI”) has operated as an HVACR wholesale distributor in Georgia since 1992. Since 1993, TSI has distributed the Goodman brand of HVACR equipment in Georgia and now has the Goodman distribution rights to almost the entire state of Georgia. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company’s sales mix is approximately 66% equipment and 34% parts and supplies. TSI has four branches located in the Atlanta metropolitan area, one branch in Warner Robins, a suburb of Macon and another in Savannah, Georgia. A branch in Dothan, Alabama that was opened in 2000 was subsequently closed in December 2002 .

Valley Supply, Inc.

In 1994, the Company organized Valley Supply, Inc. (“VSI”) as an HVACR distributor in the Memphis, Tennessee trade area, which included southwestern Tennessee, northern Mississippi and western Arkansas. In 1997, the Company assigned to management of TSI the responsibility for VSI’s operations, and in 1999, VSI gained the distribution rights for Goodman equipment in the Nashville trade area. Approximately 71% of VSI’s sales consisted of Goodman equipment in fiscal 2003. In fiscal 2001, the Company closed its operation in Memphis, Tennessee to concentrate its efforts on selling Goodman equipment in the larger metropolitan areas of central and south central Tennessee.

Ener-Tech Industries, Inc.

In 1996, the Company acquired Ener-Tech Industries, Inc. (“ETI”), an HVACR distributor in Nashville, Tennessee. Unlike the Company’s other HVACR distribution operations, ETI specializes in an industry subsegment, selling building controls and control systems to commercial and industrial end-users, HVACR contractors, dealers and other distributors. ETI is an authorized distributor for Honeywell, Inc. for much of Tennessee and parts of Kentucky and, for certain Honeywell product lines, has exclusive distribution rights. In fiscal 2003, Honeywell products represented over 80% of ETI’s purchases.

Subsequent to fiscal 2003, the Company sold substantially all of the inventory and tangible capital assets of ETI. The sale was not material to the consolidated financial statements of the Company.

Florida Cooling Supply, Inc.

In 1996, the Company organized Florida Cooling Supply, Inc. (“FCS”) and opened four branch operations in west central Florida, of which three remain open. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. The Company’s sales mix is approximately 35% equipment and 65% parts and supplies. In fiscal 2001, the Company opened branch operations in Gainesville and Jacksonville, Florida expanding its sales territory outside the Tampa Bay area of Florida. Management believes that Florida will continue to offer exceptional opportunities to open additional branch operations.

Lifetime Filter, Inc.

In 1997, the Company acquired Lifetime Filter, Inc. (“LFI”), a manufacturer of air filters for the HVACR industry. LFI is based in Katy, Texas, a suburb of Houston. At that time, LFI manufactured principally semi-permanent electrostatic air filters that were sold by mail order to contractors and dealers across the country. The market demand for electrostatic filters has diminished steadily since 1997, and the company expects that trend to continue.

Since 1997, in an effort to increase the size of its average sales order, LFI has added to its sales mix certain other HVACR supplies and parts that are suitable for mail order delivery. That initiative has generated mixed results. In fiscal 2003, resale of HVACR products, other than filters, represented approximately 5% of LFI’s sales.

In 1999, LFI began to manufacture disposable pleated air filters, which have greater filtering capability and a somewhat longer life than the traditional disposable fiberglass air filter. Pleated air filters are projected to have increasing demand in both commercial and residential applications and are more readily sold through the Company’s existing wholesale distribution network. In fiscal 2003, sales of its pleated filters represented approximately 56% of LFI’s gross sales. LFI is also exploring several additional channels to market its products.

West Coast HVAC Supply, Inc. d/b/a ACH Supply

In 1997, West Coast HVAC Supply, Inc. acquired the operating assets and liabilities of ACH Supply, Inc. (“ACH”). ACH had two branches located east of Los Angeles. In fiscal 1999, ACH opened a third branch in Canoga Park. The Company has attracted key employees with significant management experience working for a much larger HVACR wholesale distributor in southern California. ACH sells primarily HVACR parts and supplies, and, late in fiscal 2000, began distributing the Tappan brand of HVACR equipment. In fiscal 2001, the Company opened four new branches: Santa Ana and Redlands in the southern and eastern trade areas surrounding Los Angeles, and in Fresno and Bakersfield, expanding into the central California market areas. These two branches in central California distribute the Comfortmaker line of HVACR equipment.

Management has committed to opening a branch operation in El Centro, California in June 2003 and believes that further opportunities will become available to expand branch operations in California.

Contractors Heating & Supply, Inc. (“CHS”)

In 1997, CHS acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company, an HVACR distributor based in Denver, with branch operations in Colorado Springs and Newcastle, Colorado, and in Albuquerque, New Mexico. CHS has operated in Denver since 1945, in Colorado Springs since 1959 and in Albuquerque since 1960, and is considered among the market leaders in each of its trade areas. CHS also operates a sheet metal shop in Colorado Springs, where products are fabricated for distribution through CHS’s wholesale operations. Approximately 15% of CHS’s total sales are products that it manufactures. In April 1999, CHS opened a distribution branch in Fort Collins, Colorado, and, in March 2000, acquired International Comfort Supply, Inc., a wholesale distributor based in El Paso, Texas. In fiscal 2001, the Company obtained the rights to distribute the Goodman line of equipment in all of its trade areas, and also opened a branch operation and distribution center in east Denver.

Energy Service Business

In the early 1980’s, the Company’s primary business was the design, installation and management of integrated systems intended to reduce energy costs (“Systems”) for users of commercial, industrial and institutional facilities. Pursuant to service contracts, customers paid ACRG a specified percentage of the utility cost savings attributable to the Systems over the term of the contract. In fiscal 2000, the Company reached an understanding with its final energy services customer to terminate services at the end of October 1999, with the customer agreeing to make a contract termination payment to the Company and to pay for all utility cost savings computed through the termination date. This process was completed in April 2000.

Executive Officers of the Registrant

The Company’s executive officers are as follows:

Name	Age	Position with the Company
Alex Trevino, Jr.	66	Chairman of the Board and President

Anthony R. Maresca	52	Senior Vice President, Treasurer, and Chief Financial Officer

A. Stephen Trevino	40	Vice President, Secretary and General Counsel

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

Employees

As of February 28, 2003, the Company and its subsidiaries had approximately 420 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. There are no Company employees represented by any collective bargaining units. Management considers the Company’s relations with its employees to be good.

Item 2. Properties.

The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms. Generally, a branch location will contain 10,000 to 25,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary’s corporate office will be larger. The Company owns the facilities occupied by LFI, the Pasadena, Texas branch of ACRS, and the Gainesville, Florida branch of FCS.

Item 3. Legal Proceedings.

As of February 28, 2003 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Until May 2001, the Company’s common stock traded on the NASDAQ Stock Market® under the symbol “ACRG.” The table below sets forth the high and low sales prices based upon actual transactions.

Effective May 9, 2001, the Company’s common stock was delisted from the Nasdaq Stock Market for failure to maintain a closing bid price of at least $1.00 per share. The Company’s common stock is now traded in the over-the-counter market under the symbol “ACRG” as before, or by the symbols “ACRG.OB”, or “ACRG.BB”, depending on the source of the quote.

	High	Low
Fiscal Year 2003:
1st quarter ended 5/31/02	$0.59	$0.38
2nd quarter ended 8/31/02	0.52	0.36
2nd quarter ended 11/30/02	0.55	0.38
4th quarter ended 2/28/03	0.44	0.34
Fiscal Year 2002:
1st quarter ended 5/31/01	$0.65	$0.29
2nd quarter ended 8/31/01	0.72	0.50
3rd quarter ended 11/30/01	0.73	0.43
4th quarter ended 2/28/02	0.55	0.24

As of April 30, 2003, there were 474 holders of record of the Company’s common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

The Company has never declared or paid cash dividends on its common stock. The Company’s loan agreement with its senior lender expressly prohibits the payment of dividends by the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 3 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.

The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 1998, the increase in sales has resulted principally from internal expansion, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Report. The Company has never paid any dividends.

The Company has not recorded a current provision for income taxes other than federal alternative minimum taxes and state income taxes for fiscal years 1999 through 2003 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. In fiscal 2003, the Company recorded deferred federal income tax expense of $251,000 to reduce the carrying value of the net deferred tax asset that relates to the benefit realized from the utilization of its net operating loss carryforward. See Management Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Consolidated Financial Statements.

Selected Financial Data

(in thousands, except per share data)

	Year Ended February 28 or 29,
	2003	2002	2001	2000	1999
Income Statement Data:
Sales	$161,822	$155,490	$136,433	$126,468	$117,887
Gross profit	36,138	33,929	29,452	28,135	24,772
Operating income	2,690	2,097	772	4,077	3,317

Income before income taxes	1,433	542	(1,341)	2,482	1,568
Provision for income taxes	(330)	(123)	(137)	(255)	(153)
Cumulative effect of accounting change	(483)	—	—	—	—

Net income (loss)	$620	$419	$(1,478)	$2,227	$1,415

Earnings per common share:
Basic:
Before cumulative effect of accounting change	$.10	$.04	$(.14)	$.21	$.13
Cumulative effect of accounting change	(.04)	—	—	—	—

	$.06	$.04	$(.14)	$.21	$.13

Diluted:
Before cumulative effect of accounting change	$.10	$.04	$(.14)	$.20	$.12
Cumulative effect of accounting change	(.04)	—	—	—	—

	$.06	$.04	$(.14)	$.20	$.12

	As of February 28 or 29,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$22,605	$21,400	$21,170	$18,072	$15,614
Total assets	52,728	56,630	54,582	44,842	45,103
Long-term obligations	22,075	23,728	24,494	17,499	17,616
Shareholders’ equity	11,186	10,566	10,147	11,630	9,391

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net income (loss) was $620,000 ($.06 per share), $419,000 ($.04 per share), and $(1,478,000) ($(.14) per share) in fiscal 2003, 2002 and 2001, respectively. An accounting change and a provision for deferred income taxes, both of which are discussed below, affect comparability of results of operations in fiscal 2003 to prior years. Income (loss) before taxes and cumulative effect of accounting change was $1,433,000, $542,000 and $(1,342,000) in fiscal 2003, 2002 and 2001, respectively. Results of operations in fiscal 2001 were significantly affected by the costs associated with the opening of ten branch operations in that year. The costs associated with new branch operations were largely anticipated, although delays in obtaining local regulatory approval for certain new facilities caused pre-opening expenses to exceed expectations. Operating losses associated with the new branch operations were $1.4 million in fiscal 2001 and $800,000 in fiscal 2002. Of the ten new branch operations, one was closed in the fourth quarter of fiscal 2002, and another was closed in the fourth quarter of fiscal 2003. The remaining eight of the new branch operations were slightly profitable, in the aggregate, in fiscal 2003. Generally, new branches are not expected to become profitable until 12-18 months after opening. The Company believes that the relatively poor performance of the HVACR industry in 2000 and 2001 extended the period of time required for some of the branches opened in fiscal 2001 to achieve breakeven sales levels. The two branch closings occurred after management determined that it was unlikely that such branches would eventually achieve levels of sales and profitability consistent with the Company’s target benchmarks.

Results of operations in fiscal 2001 were also depressed by reduced operating income at the Company’s three largest subsidiaries, compared to fiscal 2000. The decline in profitability of these existing operations had not been forecasted and generally mirrored an unexpectedly poor year in the HVACR industry. In fiscal 2002, operating results at such businesses were slightly improved compared to 2001. In addition to improved results from new branch operations, as discussed above, net income in fiscal 2002 was positively affected by both lower interest costs and the elimination of losses incurred at its Memphis, Tennessee branch operation, which was closed in the fourth quarter of fiscal 2001 after several years of substandard operating results. In fiscal 2003, the increase in income before taxes over fiscal 2002 was again largely attributable to improved results at the new branch operations. Additionally, in fiscal 2003, a decline in profitability of the Company’s Colorado-based subsidiary because of a significant reduction in new home starts substantially offset increases in profitability of the Company’s other business units.

Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for fiscal 2003 would otherwise have been $227,000. SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite useful lives be reviewed annually for impairment. Utilizing the criteria set out in SFAS No. 142, the Company performed such impairment analysis as of March 1, 2002, and determined that it was appropriate to write off the unamortized amount of goodwill that was associated with its filter manufacturing operation that was acquired in 1997. Net of taxes, the writeoff amounted $483,000, or $0.04 per share, and in accordance with the new standard, is reported in the income statement as the cumulative effect of a change in accounting principle. As of February 28, 2003, the Company performed the next required impairment test and determined there was no further impairment of goodwill. See Note 1 of the consolidated financial statements for additional disclosure.

Same-store sales increased 4% in fiscal 2003 and 9% in fiscal 2002 after being unchanged in fiscal 2001. By comparison, data compiled by a leading industry trade association indicate that industry-wide product shipments increased 7% in calendar 2002, declined 6% in calendar 2001, and increased 1% in calendar 2000 over the preceding calendar years. In fiscal 2003, all of the Company’s business units recorded increases in sales, except for operations based in Colorado and Nevada where sales levels are much more dependent on trends in residential new construction than the Company’s other business units. The decline in sales in Colorado became pronounced in the last half of fiscal 2002 as weak economic conditions slowed residential construction. In fiscal 2002, over 80% of the Company’s branches generated increases in sales over fiscal 2001, as only the Colorado business unit was significantly adversely affected by the downturn in the U.S. economy in 2001. From fiscal 2001 to 2003, business units in Florida, California and Tennessee have consistently generated double-digit annual sales gains. Over the same period, however, much of the gains at these relatively small business units have been offset by much smaller gains at larger business units in Texas and Georgia. Sales trends at business units other than those based in Colorado and Nevada are affected more by regional weather conditions and general economic conditions than changes in residential new construction.

The Company’s gross margin percentage was 22.3% in fiscal 2003 compared to 21.8% in fiscal 2002 and 21.6% in fiscal 2001. The increase in gross margin percentage each year is attributable principally to improved pricing disciplines throughout the Company. In addition, margins at the branch operations opened in fiscal 2001 have increased consistently as each branch becomes better established in its local market.

Selling, general and administrative (“SG&A”) costs as a percentage of sales were 20.7% in fiscal 2003 compared to 20.5% in fiscal 2002 and 21.1% in fiscal 2001. The increase in SG&A costs as a percentage of sales in fiscal 2003 was attributable to an inability to fully leverage increases in insurance, fuel and rent costs against sales. In fiscal 2002, the decline in SG&A costs as a percentage of sales resulted from leveraging the SG&A costs of the branch operations opened in fiscal 2001. The emphasis on growth in central and southern California especially impacted SG&A costs in both fiscal 2001 and 2002 as occupancy and other operating costs tend to be significantly higher there compared to the Company’s other market areas.

Interest expense decreased 17% in fiscal 2003 and 16% in fiscal 2002 compared to the preceding fiscal years. The change in interest expense in fiscal 2003 resulted principally from a decrease in the average outstanding variable rate debt, and the decrease in interest expense in fiscal 2002 resulted from a series of interest rate cuts during 2001. In fiscal 2003, 2002 and 2001, interest expense was 1.1%, 1.3% and 1.8% of sales, respectively. Other non-operating income, which consists principally of finance charges to customers, declined 11% from fiscal 2002 to fiscal 2003, after increasing 42% from fiscal 2001 to fiscal 2002. The increase in non-operating income in fiscal 2002 was a result of heightened credit and collection management in a tighter economy. The ensuing decline in fiscal 2003 resulted from the Company’s successful collection efforts which reduced the aggregate volume of delinquent customer accounts.

Current income tax expense consists principally of state income taxes. As a result of the Company’s substantial tax loss carryforwards, the Company had minimal liability for Federal income taxes from fiscal 2001 through fiscal 2003. In fiscal 2003, the Company recorded deferred income tax expense of $251,000 to reduce the carrying value of its net deferred tax asset that relates to the benefit realized from the utilization of the tax loss carryforward. At the end of fiscal 2003, the Company has approximately $1.3 million in tax loss carryforwards, which are presently expected to be fully utilized in fiscal 2004. Accordingly, the Company expects to recognize aggregate income tax expense approximating the statutory rate on taxable income in fiscal 2004 and future years. See Liquidity and Capital Resources, below.

Critical Accounting Policies

The accounting policies discussed below are critical to the Company’s business operations and an understanding of the Company’s financial statements. The financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in each reporting period. Management bases its estimates on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results, once known, may vary from management’s estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Statement of Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Substantially all of the Company’s revenues consist of sales of HVACR products that are purchased by the Company from suppliers; less than 5% of the Company’s sales are of products that it manufactures. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. The Company records revenue after it receives an order from a customer with a fixed determinable price and the order is either shipped or delivered to the customer.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, i.e. when specified purchase volume levels are reached.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Two customers represented 2.2% and 1.3% of consolidated fiscal 2003 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

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

This consignment arrangement allows the Company to have inventory available for sale to customers without incurring a payment obligation for the inventory prior to a sale. Because of the control retained by the supplier and the uncertain time when a payment obligation will be incurred, the Company does not record the consigned inventory as an asset upon receipt with a corresponding liability. Rather, the Company records a liability to the supplier only upon sale of the inventory to a customer. The amount of the consigned inventory is disclosed in the Company’s financial statements as a contingent obligation.

Liquidity and Capital Resources

The Company generated cash flow from operations of $2.7 million in the fiscal 2003, compared to $1.5 million in fiscal 2002. The increase in cash flow in fiscal 2003 resulted from improved asset management and results of operations. Net accounts receivable decreased 10% from February 28, 2002 to February 28, 2003, although sales increased 4% in fiscal 2003 over 2002. Accounts receivable represented 43 days of gross sales at the end of fiscal 2003 compared to 47 days at the end of fiscal 2002, a result of stricter credit management and more assertive collection activities. Inventories decreased 4% from February 28, 2002 to February 28, 2003 through improved inventory management controls.

The Company made capital expenditures of $0.6 million in fiscal 2003 compared to $0.8 million in fiscal 2002. A majority of the assets acquired by the Company in both fiscal years were leasehold improvements at relocated branch operations and for warehouse equipment. In fiscal 2002, capital expenditures also included significant computer software investments.

Net cash used in financing activities increased to $2.2 million in fiscal 2003, compared to $0.8 million in fiscal 2002. The source of such cash was cash flow from operations, as described above. The Company’s cash management program provides that net cash flow is automatically applied to reduce the outstanding balance of the Company’s revolving line of credit.

The Company’s loan agreement (“Agreement”) with a commercial bank (“Bank”) provides a $25 million revolving credit facility and additional credit facilities for the purchase of both real estate and capital assets. The Agreement terminates in May 2004, but is automatically extended for one-year periods unless either party gives notice of termination to the other. Restrictive covenants of the Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank’s consent, and also require the Company to maintain certain financial ratios. As of February 28, 2003, the Company was in compliance with all of the required financial ratios.

The interest rate on borrowings under the revolving credit facility is based on either the Bank’s prime rate or LIBOR and varies depending on the Company’s leverage ratio, as defined, determined quarterly. As of February 28, 2003, the applicable interest rate was the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option for substantially all amounts outstanding under the facility. The Company has fixed the interest rate on $10 million of outstanding borrowings under the facility, and the balance of outstanding borrowings bears interest at a floating rate. At February 28, 2003, the average interest rate on all borrowings under the facility was 6.42%. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 28, 2003, the Company’s available credit under the facility was approximately $2.4 million.

The Agreement provides a capital expenditure term loan facility of $1 million for capital assets. As of February 28, 2003, the Company had borrowed $856,000 under the capital expenditure facility. Of such borrowings, $627,000 was outstanding at February 28, 2003, and is repaid in equal monthly principal installments of $14,266, plus interest. The Agreement also provides for financing the purchase of certain real estate and improvements. At February 28, 2003, the Company had indebtedness to the Bank for real estate loans of $607,000, secured by a deed of trust on both the land and building occupied by two branch facilities in the Houston area, which is repaid in equal monthly principal installments of $6,463, plus interest. Both the real estate and the capital expenditures facilities bear interest at a variable rate, which were the prime rate or LIBOR plus 2.75% at February 28, 2003.

In fiscal 2003, the Company repaid its outstanding indebtedness to The Catalyst Fund, Ltd. and an affiliate (“Catalyst”), all of which was subordinated to the Bank. Subsequent to the repayment of such indebtedness, the Company and Catalyst entered into a settlement with respect to warrants held by Catalyst for 925,000 shares of the Company’s common stock.

The Company has significant commitments for non-cancelable operating leases as of February 28, 2003. The majority of such commitments is for office and warehouse space occupied by the Company’s branch operations. The Company also has operating leases for vehicles and office equipment. Management believes that its capital resources are better utilized for working capital needed to support the growth of operations than for investment in real property and other capital assets that may be leased.

The Company’s future contractual obligations and potential commercial commitments as of February 28, 2003 are summarized as follows:

	Payments Due by Period
	(in thousands)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Revolving credit facility	$20,172	$—	$20,172	$—	$—
Long-term debt	2,124	316	588	347	873
Capital lease obligations	182	87	85	10	—
Operating leases	17,942	4,433	6,841	3,939	2,729

	$40,420	$4,836	$27,686	$4,296	$3,602

Other Commercial Commitments	Amounts Committed	Expiration Per Period Less Than 1 Year
Consigned inventory	$7,693	$7,693

The Company has approximately $1.3 million in tax loss carryforwards. The Company currently expects that such operating loss carryforwards will be fully utilized to reduce its Federal income tax liability in fiscal 2004. Certain provisions of the Internal Revenue Code (“Code”) regulate the amount of additional stock that the Company could issue without resulting in a change in ownership control, as defined in the Code. Should such a change in control be deemed to occur, the Company’s ability to utilize its operating loss carryforwards would be severely restricted.

The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, debt service and expected capital expenditures. The Company plans to open one new branch operation in fiscal 2004. Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company’s revolving credit facility may also be utilized to finance acquisitions. However, management is not presently evaluating any acquisition opportunities.

Seasonality

The Company’s sales volume and, accordingly, its operating income vary significantly during its fiscal year. The highest levels of sales occur during the times of the year when climatic conditions require the greatest use of air conditioning, since the Company’s operations are concentrated in the warmer regions of the United States. Accordingly, sales will be highest in the Company’s second quarter ending August 31, and will be lowest in its fourth fiscal quarter.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations in recent years. Generally, manufacturer price increases attributable to inflation uniformly affect both the

Company and its competitors, and such increases are passed through to customers as an increase in sales prices.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations”, for a disposal of a segment or a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 for the fiscal year ended February 28, 2003, and the adoption of the statement had no material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections”. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective March 1, 2003, and it does not expect that the adoption of the statement will have a significant impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Obligations Associated with Disposal Activities”, which is effective for disposal activities initiated after December 31, 2002. SFAS 146 addresses the accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-13, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)”. Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees’ future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 31, 2002, and it does not expect that the adoption of the statement will have a significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s first quarter of fiscal 2004. The Company does not expect the adoption of the statement to have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to permit two additional transitional methods for a voluntary change to the fair value method of accounting for stock-based employee compensation from the intrinsic method under APB 25, “Accounting for Stock Issued to Employees”, and does not permit the prospective method of transition under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro-forma disclosure will be required in a specific tabular format in the “Summary of Significant Accounting Policies”. The Company has adopted the disclosure requirements of this statement effective December 16, 2002. The adoption had no effect on the Company’s financial position or results of operations. The Company continues to account for its stock-based compensation plans under APB 25.

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002 and other provisions of the EITF is effective for arrangements entered into after November 21, 2003. The Company’s historical accounting for consideration received from vendors is consistent with the provisions of EITF 02-16. Therefore, the adoption of this standard will not have a material impact on the Company’s financial statements.

Safe Harbor Statement

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially. The Company’s expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company’s expansion program, unusual weather conditions, the effects of competitive pricing and general economic conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At February 28, 2003 the Company had $20.2 million outstanding under its senior credit facility, of which $10.2 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $102,000, or $.01 per basic share, on an annual basis.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF ACR GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 28, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 28, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 1, 2002, the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Houston, Texas

April 28, 2003

ACR GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
	February 28,
	2003	2002
ASSETS
Current assets:
Cash	$104	$129
Accounts receivable, net of allowance for doubtful accounts of $685 in 2003 and $844 in 2002	15,202	16,858
Inventory	24,997	25,987
Prepaid expenses and other	311	275
Deferred income taxes	1,458	487

Total current assets	42,072	43,736

Property and equipment, net of accumulated Depreciation	4,955	5,405
Deferred income taxes	—	973
Goodwill, net of accumulated amortization of $ 1,038 in 2003 and $1,136 in 2002	5,258	5,991
Other assets	443	525

Total assets	$52,728	$56,630

The accompanying notes are an integral part of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 28,
	2003	2002
LIABILITITES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$316	$785
Current maturities of capital lease Obligations	87	113
Accounts payable	16,967	19,411
Accrued liabilities and other liabilities	2,097	2,027

Total current liabilities	19,467	22,336

Revolving line of credit	20,172	21,724
Long-term debt	1,808	1,839
Long-term capital lease obligations	95	165

Total long-term obligations	22,075	23,728

Shareholders’ equity:
Preferred stock, $.01 par, authorized 2,000,000 shares, none outstanding	—	—
Common stock, $.01 par, authorized 25,000,000 shares, 10,681,294 issued and outstanding in 2003 and 2002	107	107
Additional paid-in capital	41,691	41,691
Accumulated deficit	(30,612)	(31,232)

Total shareholders’ equity	11,186	10,566

Total liabilities and shareholders’ equity	$52,728	$56,630

The accompanying notes are an integral part of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended February 28,
	2003	2002	2001
Sales	$161,822	$155,490	$136,433
Cost of sales	125,684	121,561	106,981

Gross profit	36,138	33,929	29,452
Selling, general and administrative expenses	33,448	31,832	28,726
Energy services (income)	—	—	(46)

Operating income	2,690	2,097	772
Interest expense	1,731	2,086	2,488
Other non-operating (income)	(474)	(531)	(374)

Income (loss) before income taxes and cumulative effect of accounting change	1,433	542	(1,342)
Provision for income taxes:
Current	79	123	136
Deferred	251	—	—

Income (loss) before cumulative effect of accounting change	1,103	419	(1,478)
Cumulative effect of accounting change, net of taxes	(483)	—	—

Net income (loss)	$620	$419	$(1,478)

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$.10	$.04	$(.11)
Cumulative effect of accounting change	(.04)	—	—

	$.06	$.04	$(.11)

Dilutive earnings (loss) per share:
Before cumulative effect of accounting change	$.10	$.04	$(.11)
Cumulative effect of accounting change	(.04)	—	—

	$.06	$.04	$(.11)

The accompanying notes are an integral part of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	No. of shares outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 29, 2000	10,670,634	$107	$41,696	$(30,173)	$11,630
Exercise of options	10,660		(12)	—	(12)
Issuance of warrant	—	—	7	—	7
Net loss	—	—	—	(1,478)	(1,478)

Balance, February 28, 2001	10,681,294	107	41,691	(31,651)	10,147
Net income	—	—	—	419	419

Balance, February 28, 2002	10,681,294	107	41,691	(31,232)	10,566
Net income	—	—	—	620	620

Balance, February 28, 2003	10,681,294	$107	41,691	$(30,612)	$11,186

The accompanying notes are an integral part of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended February 28,
	2003	2002	2001
Operating activities:
Net income	$620	$419	$(1,478)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation	1,168	1,133	1,036
Amortization	94	300	270
Issuance of warrants	—	—	7
Provision for doubtful accounts	418	704	637
Loss (gain) on sale of assets	(7)	(21)	38
Cumulative effect of accounting change	483	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,238	(1,586)	(1,873)
Inventory	990	(2,155)	(5,026)
Prepaid expenses and other assets	114	238	(568)
Accounts payable	(2,445)	2,265	4,168
Accrued expenses and other liabilities	70	189	81

Net cash provided by (used in) operating Activities	2,743	1,486	(2,708)

Investing activities:
Purchase of property and equipment	(636)	(766)	(2,108)
Acquisition of businesses, net of cash Acquired	—	—	(201)
Proceeds from disposition of assets	88	61	51

Net cash used in investing activities	(548)	(705)	(2,258)

Financing activities:
Proceeds from long-term debt	191	888	6,621
Payments on long-term debt	(2,411)	(1,711)	(1,591)

Net cash (used in) provided by financing Activities	(2,220)	(823)	5,030

Net (decrease) increase in cash	(25)	(42)	64
Cash at beginning of year	129	171	107

Cash at end of year	$104	$129	$171

(Continued)

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Continued)

	Fiscal Years Ended February 28,
	2003	2002	2001
Schedule of non-cash investing and financing activities:
Acquisitions of subsidiaries
Fair value of assets acquired	$—	$—	$794
Fair value of liabilities assumed	—	—	818
Goodwill	—	—	404
Notes payable to sellers	—	—	152
Purchases of property and equipment (net of cash):
For notes payable	52	—	825
Under capital leases	20	19	272
Supplemental cash flow information:
Interest paid	$1,728	$2,047	$2,472
Income taxes paid	4	10	16

The accompanying notes are an integral part these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1—Description of Business and Summary of Significant Accounting Policies

Description of Business

ACR Group, Inc.’s (the “Company”) principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration (“HVACR”) equipment, parts and supplies in the southeastern United States, Texas, Nevada, New Mexico, Colorado and California. Substantially all of the Company’s sales are to contractor dealers and institutional end-users.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas; however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company’s operations:

—	nature of products and services
—	customer markets served
—	methods used to acquire and distribute products
—	economic characteristics that influence the results of operations in different geographical areas

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC SAB No. 101, “Revenue Recognition in Financial Statements”. The Company’s revenues consist of sales of HVACR products. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. The Company records revenue after it receives an order from a customer with a fixed determinable price and the order is either shipped or delivered to the customer.

Inventories

Inventories are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale. The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. The cost of consigned inventory held in the bonded warehouses was $7,693 at February 28, 2003 and $10,464 at February 28, 2002.

The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitted such inventory to remain on consignment. As of February 28, 2003 and 2002, inventory of approximately $ 565 and $ 313, respectively, remained on consignment although it had been held in excess of the allowable period of time.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when are earned in accordance with Emerging Issued Task Force 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives.

Buildings	20-40 years
Leasehold improvements	Primary term of the lease
Furniture and fixtures	5-7 years
Vehicles	3-6 years
Other equipment	3-10 years

Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. Prior to the adoption of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”, goodwill was amortized on a straight-line basis over 40 years.

Effective March 1, 2002, the Company adopted SFAS 142 which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective March 1, 2002. Goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform the annual impairment test during the fourth quarter of each fiscal year.

Based on the Company’s impairment tests performed upon the adoption of SFAS 142, the Company recognized a charge of $733, or $483 net of taxes, to reduce the carrying value of goodwill to it implied fair value. This charge has been recorded as a cumulative effect of change in accounting principle in the Company’s first quarter of fiscal year 2003. The Company completed its annual impairment test as of February 28, 2003 in the first quarter of fiscal year 2004. This impairment test resulted in no additional impairment charges for the year ended February 28, 2003.

Effect of implementation of SFAS 142:

	2003	2002	2001
Net income	$620	$419	$(1,478)
Pro forma amortization expense, net of taxes	—	183	183

Pro forma net income	$620	$602	$(1,295)

Earnings per share	$.06	$.04	$(.11)
Effect of implementation of SFAS 142 on earnings per share	—	.02	.02

Pro forma earnings per share	$.06	$.06	$(.09)

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

Stock-Based Compensation

In accordance with the provisions of SFAS 123, “Accounting for Stock-based Compensation”, the Company has elected to follow the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employees stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation expense been determined consistent with SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

	Year Ended February 28,
	2003	2002	2001
Net income (loss) applicable to common shareholders as reported	$620	$419	$(1,478)
Total stock-based employee compensation expense under fair value method for all awards, net of tax	41	157	156

Pro forma income (loss) applicable to common shareholders	$579	$262	$(1,634)

Basic earnings per share:
As reported	$.06	$.04	$(.11)
Pro forma	.05	.02	(.15)
Diluted earnings per share
As reported	.06	.04	(.11)
Pro forma	.05	.02	(.15)

The fair value of each option grant under the Company plans for the three years ended February 28, was estimated using the Black-Scholes options pricing model using the following weighted average assumptions:

-	Expected life of 5 to 8 years

-	No expected dividend yield

-	Expected volatility of .669 for all years in which options were granted, representing 48 periods ending March 31, 2002.

-	Risk-free interest rate of 5.0% in each fiscal period in which options were granted, representing an approximate average yield over the option periods presented

No options were granted during fiscal 2003 or 2002. The weighted average fair value of options granted during fiscal 2001 was $.68.

Supplier/Sources of Supply

The Company currently purchases a majority of its HVACR equipment and repair parts from two primary suppliers. Purchases from such suppliers comprised 34% of all purchases made in fiscal 2003 and 36% of all purchases made in fiscal 2002 and 2001. The Company has not encountered any significant difficulty to date in obtaining equipment and repair parts to support its operations at current or expected near-term future levels. Any significant interruption by such a manufacturer, or a termination of a distributor agreement, could temporarily disrupt the operations of certain subsidiaries. The Company believes that its relationships with suppliers of complementary equipment products are a mitigating factor against this risk.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB 30, “Reporting the Results of Operations”, for a disposal of a segment or a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 for the fiscal year ended February 28, 2003 and adoption of the statement had no material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections”. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective March 1, 2003 and it does not expect that the adoption of the statement will have a significant impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Obligations Associated with Disposal Activities”, which is effective for disposal activities initiated after December 31, 2002. SFAS 146 addresses the accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-13, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)”. Under this statement, a liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than at the date of commitment to an exit plan. Also, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render service beyond a minimum retention period, which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees’ future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 31, 2002, and it does not expect that the adoption of the statement will have a significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after

December 31, 2002. The disclosure requirements are effective for the Company’s first quarter of 2004. The Company does not expect the adoption of the statement to have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to permit two additional transitional methods for a voluntary change to the fair value method of accounting for stock-based employee compensation from the intrinsic method under APB 25, “Accounting for Stock Issued to Employees”, and does not permit the prospective method of transition under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro-forma disclosure will be required in a specific tabular format in the “Summary of Significant Accounting Policies”. The Company has adopted the disclosure requirements of this statement effective December 16, 2002. The adoption had no effect on the Company’s financial position or results of operations. The Company continues to account for its stock-based compensation plans under APB 25.

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002 and other provisions of the EITF is effective for arrangements entered into after November 21, 2003. The Company’s historical accounting for consideration received from vendors is consistent with the provisions of EITF 02-16. Therefore, the adoption of this standard will not have a material impact on the Company’s financial statements.

2—Property and Equipment

Property and equipment consisted of the following at the end of February:

	2003	2002
Land	$311	$311
Building and leasehold improvements	3,684	3,602
Furniture and fixtures	262	238
Vehicles	1,150	1,240
Other equipment	5,379	5,056

	10,786	10,447
Less: accumulated depreciation	(5,831)	(5,042)

Net property and equipment	$4,955	$5,405

Capitalized lease assets of $ 586 and $566 together with accumulated amortization of $ 281 and $184 are included in property and equipment as of February 28, 2003 and 2002. Amortization expense is included with depreciation expense.

3—Debt

Debt is summarized as follows at the end of February:

	2003	2002
Revolving line of credit	$20,172	$21,724
Real estate loan	607	684
Equipment term loan	627	586
Notes payable—Catalyst Fund and affiliates	—	429
Note payable to sellers of real property	778	798
Notes payable to sellers of companies acquired	25	76
Other	87	51

	22,296	24,348
Less current maturities	(316)	(785)

Long-term debt, less current maturities	$21,980	$23,563

The Company has a loan agreement (“Agreement”) with a commercial bank (“Bank”) that provides a $25 million revolving credit facility and additional credit facilities for the purchase of both real estate and capital assets. The Agreement terminates in May 2004, but is automatically extended for one-year periods unless either party gives notice of termination to the other. Restrictive covenants of the Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank’s consent, and also requires the Company to maintain certain financial ratios. As of February 28, 2003, the Company was in compliance with all of the required financial ratios.

The interest rate on borrowings under the revolving credit facility is based on either the Bank’s prime rate or LIBOR and varies depending on the Company’s leverage ratio, as defined, determined quarterly. As of February 28, 2003, the applicable interest rate was the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option for substantially all amounts outstanding under the facility. The Company has elected to fix the interest rate on $10 million of outstanding borrowings under the facility, and the balance of outstanding borrowings bears interest at a floating rate. At February 28, 2003, the average interest rate on all borrowings under the facility was 6.42%. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 28, 2003, the Company’s available credit under the facility was approximately $2.4 million.

The Agreement provides a capital expenditure term loan facility of $1 million for capital assets. As of February 28, 2003, the Company had borrowed $807 under the capital expenditure facility. Of such borrowings, $627 was outstanding at February 28, 2003, and is repaid in equal monthly principal installments of $14, plus interest. The Agreement also provides for financing the purchase of certain real estate and improvements. At February 28, 2003, the Company had indebtedness to the Bank for real estate loans of $607, secured by a deed of trust on both the land and building occupied by two branch facilities in the Houston area, which is repaid in equal monthly principal installments of $6, plus interest. Both the real estate and the capital expenditures facilities bear interest at a variable rate, which were the prime rate or LIBOR plus 2.75% at February 28, 2003.

In fiscal 2003, the Company repaid its outstanding indebtedness to The Catalyst Fund, Ltd. and an affiliate (“Catalyst”), all of which was subordinated to the Bank. Subsequent to the repayment of such indebtedness, the Company and Catalyst entered into a settlement with respect to warrants held by Catalyst for 925,000 shares of the Company’s common stock.

In August 2000, the Company purchased real estate in Gainesville, Florida to be occupied as a branch operation for approximately $957. Of the purchase price, the sellers financed $825 for a term of 25 years at an interest rate of 8.25% per annum. The note is secured by a deed of trust on the real estate and all improvements.

The notes payable to sellers include debt incurred in connection with three acquisitions from fiscal 1996 to fiscal 1999 and are payable in installments over terms of three to five years. The seller notes payable at February 28, 2003 bear interest at 10% per annum, and are unsecured and subordinated to the Company’s indebtedness to the Bank.

Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

Future maturities of debt are $316 in 2004, $20,466 in 2005, $294 in 2006, $232 in 2007, $115 in 2008, and $873 after 2009.

4—Lease Commitments

The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:

Year ended February 28 or 29,	Capital lease payments
2004	$97
2005	63
2006	29
2007	7
2008	2

Total minimum lease payments	198
Less amounts representing interest	(16)

Present value of future minimum lease payments	182
Less current maturities of capital lease obligations	(87)

Long-term obligations under capital leases	$95

Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations and office equipment and vehicles under non-cancelable operating lease agreements that expire at various dates through 2012. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company’s lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are $4,433 in 2004, $3,833 in 2005, $3,008 in 2006, $2,110 in 2007 and $4,558 thereafter.

Rental expenses were $4,444, $4,668 and $4,094 in 2003, 2002 and 2001, respectively.

5—Income Taxes

Federal and state income tax provisions are as follows:

	Year Ended February 28,
	2003	2002	2001
Federal
Current	$20	$16	$(7)
Deferred	227	—	—
State
Current	59	107	143
Deferred	24	—	—

	$330	$123	$136

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

	Year Ended February 28,
	2003	2002	2001
Tax at statutory rate	$487	$184	$(456)
Increase (reduction) in tax expense Resulting from:
Change in valuation allowance	(961)	(804)	(7,608)
Nondeductible expenses	60	96	88
State income taxes	79	107	143
Expired tax credits and expired NOL carryforwards	665	540	7,969

Actual income tax provision	$330	$123	$136

The Company recognizes a tax benefit from a net operating loss carryforward if it is more likely than not that such benefit will ultimately be realized. Such a tax benefit is recorded on the balance sheet as a deferred tax asset. The deferred tax assets and liabilities, net of tax, consist of the following as of February 28,

	2003	2002
Deferred tax assets:
NOL carryforwards	$457	$1,600
Section 263A capitalization	492	389
Allowance for doubtful accounts	274	287
Alternative minimum tax credit	71	165
Accrued vacation	179	150
Fixed asset depreciation	114	109
Other accrued deferred tax assets	33	48

Total deferred tax assets	1,620	2,748
Deferred tax liabilities:
Goodwill amortization	(162)	(326)
Other accrued deferred liabilities	—	(1)

Total deferred tax liabilities	(162)	(327)
Total temporary difference	1,458	2,421
Valuation allowance	—	(961)

Net deferred tax assets	$1,458	$1,460

As of February 28, 2003, the Company had net operating loss carryforwards of $1.3 million, which are available to offset future taxable income. The carryforwards will expire in fiscal 2007 through fiscal

2016. For financial reporting purposes, the Company has not recognized a valuation allowance at February 28, 2003 as it fully expects to be able to utilize the carryforwards. A valuation allowance of $961,000 as of February 28, 2002 against the deferred tax assets related primarily to the net operating loss carryforwards, and the change in the valuation allowance is primarily due to the use and expiration of such carryforwards.

6—Stock Option Agreements and Equity Transactions

Effective March 1, 1998, both the President and the Chief Financial Officer of the Company entered into employment contracts that expire February 28, 2004 and in connection therewith, were granted options to purchase 300,000 and 100,000 shares of the Company’s common stock (“Stock”), respectively, at $2.24 per share. Such options vest on March 1, 2006. The option agreements further provide for accelerated vesting if the market price of Stock, as defined in the agreements, reaches specified levels prior to the stated vesting date. During fiscal 2001, the President acquired Stock through the cashless exercise of options that had been granted under a previous employment agreement by redeeming mature shares. In fiscal 2001, he exercised 25,000 options at $0.77 per share, resulting in the net issuance of 10,660 shares of Stock.

In connection with subordinated financing provided to the Company at various times, certain lenders received warrants to acquire 1,455,000 shares of the Company’s common stock. A warrant to acquire 280,000 shares at $1.625 per share expired unexercised in fiscal 2002. In connection with loans to the Company (see Note 3), Catalyst received warrants to purchase an aggregate of 1,175,000 shares of the Company’s common stock. In fiscal 2003, the Company repaid its outstanding indebtedness to Catalyst, and the warrants, with an exercise price of $0.59 per share, expired unexercised.

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. At February 28, 2003, 184,500 shares of common stock were available for future grants. Options granted under the plan are vested ratably over three years.

A summary of the Company’s stock option activity and related information follows:

	Year Ended February 28,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—
Beginning of year	905,000	$1.94	941,000	$1.92	767,500	$2.09
Granted	—	—	—	—	255,500	1.12
Exercised	—	—	—	—	(40,000)	0.74
Forfeited	(189,500)	2.40	(36,000)	1.53	(42,000)	1.31
Outstanding—
End of year	715,500	1.81	905,000	1.94	941,000	1.92
Exercisable—
End of year	646,833	1.89	322,667	1.98	225,500	2.33

The 715,500 options outstanding at February 28, 2003 are exercisable at prices from $1.12 to $2.24 per share and have a weighted average exercise price of $1.81 per share. The options that are presently exercisable have a weighted average contractual life remaining of 1.6 years.

require the input of highly subjective assumptions including the expected stock price volatility. Because of these inherent assumptions, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. As a result of the above factors, possible future grants and the vesting provisions of the Company’s stock options, the pro forma results would not necessarily be representative of the effects on reported net income for future years.

7—Profit Sharing Plan

The Company has a qualified profit sharing plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant’s contributions, not to exceed 3% of each participant’s compensation. Company contributions to the Plan were $261, $258 and $227 for fiscal 2003, 2002 and 2001, respectively.

8—Earnings per Share

The numerator used in the calculations of both basic and diluted earnings per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended February 28,
	2003	2002	2001
Denominator:
Denominator for basic earnings per share—weighted average shares	10,681,294	10,681,294	10,676,198

Effect of dilutive securities:
Employee stock options	—	—	16,260
Warrants	—	5,377	407,909

Dilutive potential common shares	—	5,377	424,169

Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	10,681,294	10,686,671	11,100,367

9—Quarterly Results (Unaudited)

	Quarter
	First	Second	Third	Fourth
Fiscal year ended February 28, 2003
Sales	$42,869	$47,810	$37,902	$33,241
Gross profit	9,210	10,614	8,480	7,834
Income before cumulative effect of accounting change	459	—	—	—
Cumulative effect of accounting change, net of taxes	(483)	—	—	—

Net income	$(24)	$1,152	$(107)	$(399)

Earnings per common share:
Basic:
Before cumulative effect of accounting change	$.04	$.11	$(.01)	$(.03)
Cumulative effect of accounting change	$(.04)	$—	$—	$—

	$—	$.11	$(.01)	$(.03)

Diluted:
Before cumulative effect of accounting change	$.04	$.11	$(.01)	$(.03)
Cumulative effect of accounting change	$(.04)	$—	$—	$—

	$—	$.11	$(.01)	$(.03)

Fiscal year ended February 28, 2002
Sales	$39,709	$46,509	$37,007	$32,265
Gross profit	8,602	9,920	7,981	7,426
Net income	$396	$1,044	$(336)	$(685)
Earnings per common share:
Basic	$.04	$.10	$(.03)	$(.06)
Diluted	$.04	$.10	$(.03)	$(.06)
Fiscal year ended February 28, 2001
Sales	$33,178	$40,209	$33,650	$29,396
Gross profit	7,115	8,633	7,171	6,533
Net income	$200	$886	$(767)	$(1,797)
Earnings per common share:
Basic	$.02	$.08	$(.07)	$(.17)
Diluted	$.02	$.08	$(.07)	$(.17)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference.

Item 11.	Executive Compensation.

Incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

Incorporated by reference.

PART IV

Item 14. Controls and Procedures.

As of February 28, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)    Financial Statements included in Item 8.

See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.

(a)(2)    Index to Financial Statement Schedules included in Item 15.

The following financial statement schedule for the years ended February 28, 2003, 2002 and 2001 is included in this report:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3)    Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for fiscal year ended June 30, 1991 (referred to as “1991 10-K”), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as “1993 10-K”), or (c) Annual Report on Form 10-K for fiscal year ended February 28, 1997 (referred to as “1997 10-K”), or (d) Annual Report on Form 10-K for fiscal year ended February 28, 1998 (referred to as “1998 10-K”), or (e) Annual Report on Form 10-K for fiscal year ended February 29, 2000 (referred to as “2000 Form 10-K”), (f) Annual Report on Form 10-K for fiscal year ended February 28, 2001 (referred to as “2001 Form 10-K”), or (f) Annual Report on Form 10-K for fiscal year ended February 28, 2002 (referred to as “2002 Form 10-K”).

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

*10.9	Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.9 to 1998 10-K)

*10.10	Warrant for the Purchase of 50,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.10 to 1998 10-K)

*10.11	Warrant for the Purchase of 125,000 Shares of Common Stock of the Company issued to Southwest/Catalyst Capital, Ltd. dated January 28, 1998 (Exhibit 10.11 to 1998 10-K)

*10.12	Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.12 to 1998 10-K)

*10.13	Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

*10.14	Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

*10.15	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001. (Exhibit 10.15 to 2001 10-K)

*10.15A	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of November 30, 2001. (Exhibit 10.15A to 2002 10-K)

*10.16	1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS 333-16325)

*10.17	Warrant to Purchase 280,000 Shares of Common Stock of the Company issued to St. James Capital Partners, L.P. dated January 24, 1997 (Exhibit 10.17 to 1997 10-K)

*10.18	Registration Rights Agreement between St. James Capital Partners, L.P. and the Company dated as of January 24, 1997 (Exhibit 10.18 to 1997 10-K)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No report on form 8-K was filed during the period from December 1, 2002 to February 28, 2003.

(c)	Exhibits

See Item 14(a)(3), above.

SCHEDULE II

ACR GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Allowance written off	Balance at end of period
Year ended February 28, 2003:
Allowance for doubtful accounts:
Accounts receivable	$844	$418	$577	$685
Year ended February 28, 2002:
Allowance for doubtful accounts:
Accounts receivable	$670	$704	$530	$844
Year ended February 28, 2001:
Allowance for doubtful accounts:
Accounts receivable	$532	$637	$499	$670

CERTIFICATIONS

I, Alex Trevino, Jr., certify that:

(1)	I have reviewed this annual report on Form 10-K of ACR Group, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

45

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 29, 2003	/s/ Alex Trevino, Jr.
Alex Trevino, Jr. President and Chief Executive Officer

I, Anthony R. Maresca, certify that:

(1)	I have reviewed this annual report on Form 10-K of ACR Group, Inc.

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 29, 2003	/s/ Anthony R. Maresca
Anthony R. Maresca Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACR GROUP, INC.

Date: May 29, 2003	By:	/s/ ANTHONY R. MARESCA
Anthony R. Maresca Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ ALEX TREVINO, JR. Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	May 29, 2003

/s/ ANTHONY R. MARESCA Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	May 29, 2003

/s/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	May 29, 2003

/s/ ROLAND H. ST. CYR Roland H. St. Cyr	Director	May 29, 2003

/s/ A. STEPHEN TREVINO A. Stephen Trevino	Vice President, General Counsel and Director	May 29, 2003