Form 10-Q
period 2003-05-31
ACR GROUP INC
filed 2003-07-15
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-12490

ACR GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2008473
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 Wilcrest Drive, Suite 440, Houston, Texas	77042-6039
(Address of principal executive offices)	(Zip Code)

(713) 780-8532

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Shares of Common Stock outstanding at June 30, 2003—10,681,294.

ACR GROUP, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	May 31, 2003	February 28, 2003
	(Unaudited)
Current assets:
Cash	$50	$104
Accounts receivable, net	18,910	15,202
Inventory	25,993	24,997
Prepaid expenses and other	951	311
Deferred income taxes	1,311	1,458

Total current assets	47,215	42,072

Property and equipment, net of accumulated depreciation	4,811	4,955
Goodwill, net of accumulated amortization	5,258	5,258
Other assets	432	443

Total assets	$57,716	$52,728

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31, 2003	February 28, 2003
	(Unaudited)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$373	$403
Accounts payable	22,865	16,967
Accrued expenses and other liabilities	2,631	2,097

Total current liabilities	25,869	19,467

Revolving line of credit	18,363	20,172
Long-term debt and capital lease obligations, less current maturities	1,810	1,903

Total long-term obligations	20,173	22,075

Shareholders’ equity:
Common stock	107	107
Additional paid-in capital	41,691	41,691
Accumulated deficit	(30,124)	(30,612)

Total shareholders’ equity	11,674	11,186

Total liabilities and shareholders’ equity	$57,716	$52,728

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended May 31,
	2003	2002
Sales	$42,317	$42,869
Cost of sales	33,012	33,789

Gross profit	9,305	9,080

Selling, general and administrative costs	8,233	8,133

Operating income	1,072	947

Interest expense	385	448
Other non-operating (income)	(103)	(115)

Income before income taxes and cumulative effect of accounting change	790	614

Provision for income taxes:
Current	154	30
Deferred	148	125

Income before cumulative effect of accounting change	488	459
Cumulative effect of accounting change, net of taxes	—	(483)

Net income (loss)	$488	$(24)

Basic and diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$.05	$.04
Cumulative effect of accounting change	—	(.04)

	$.05	$—

Weighted average shares outstanding, basic and diluted	10,681,294	10,681,294

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended May 31,
	2003	2002
Operating activities:
Net income (loss)	$488	$(24)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	483
Depreciation and amortization	258	304
Deferred income tax expense	147	125
Other	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,708)	(3,444)
Inventory	(1,404)	(2,415)
Prepaid expenses and other assets	(412)	(160)
Accounts payable	5,923	4,891
Accrued expenses and other liabilities	534	322

Net cash provided by operating activities	1,826	77

Investing activities:
Acquisition of property and equipment	(127)	(125)
Proceeds from disposition of assets	179	5

Net cash provided by (used in) investing activities	52	(120)

Financing activities:
Net borrowings (payments) on revolving credit facility	(1,809)	304
Payments on long-term debt	(123)	(267)

Net cash (used in) provided by financing activities	(1,932)	37

Net (decrease) in cash	(54)	(6)
Cash at beginning of year	104	129

Cash at end of period	$50	$123

Non-cash sale of subsidiary’s inventory and tangible capital assets for issuance of a note receivable	$224	$—

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1—Basis of Presentation

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended February 28, 2003 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended May 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended February 29, 2004.

Certain reclassifications were made to the prior year’s financial statements to conform with current year presentation.

2—Summary of Significant Accounting Policies

For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 and to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

3—Contingent Liabilities

The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of May 31, 2003, the cost of such inventory held in the bonded warehouses was approximately $ 7,281,000.

The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitting such inventory to remain on consignment.

4—Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) Number 142. Goodwill attributable to each of the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are performed at least annually. The Company performs the annual impairment test as of its year-end during the first quarter of each fiscal year.

Upon adopting SFAS No. 142, the Company’s impairment tests performed during the Quarter ended May 31, 2002 resulted in a charge of $733,000, or $483,000 net of taxes, to reduce the carrying value of goodwill to its implied fair value. This charge was recorded as a cumulative effect of change in accounting principle in the Company’s financial statements. The Company completed its annual impairment test as of February 28, 2003 in the first quarter of fiscal year 2004. This impairment test resulted in no additional impairment charges.

5—New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections”. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company adopted SFAS 145 effective March 1, 2003. The adoption of the statement had no material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for the Company’s first quarter of 2004. The adoption of the statement had no material impact on the Company’s financial position or results of operations.

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002, and other provisions of the EITF are effective for arrangements entered into after November 21, 2003. The Company’s historical accounting for consideration received from vendors is consistent with the provisions of EITF 02-16. Therefore, the adoption of this standard had no material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company does not believe the adoption of the Interpretation will have a material impact on its financial statements.

6—Income Taxes

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

The Company increased the effective federal income tax rate to 34% for fiscal 2004 from 21% in fiscal 2003 due to the expiration and utilization of tax loss carryforwards. The tax expense will be used to decrease the deferred tax asset and increase the tax liability for estimated taxes payable, net of the operating loss carryforwards. The Company had approximately $1,343,000 in tax loss carryforwards at the beginning of fiscal 2004.

7—Debt

The Company has a revolving line of credit arrangement with a commercial bank (“Bank”). The maximum amount that may be borrowed under the revolving line of credit is $25 million, and $1 million for capital expenditures. At May 31, 2003, the Company had available credit of $5.1 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. The agreement terminates in May 2004, but is automatically extended for one-year periods unless either party gives notice of termination to the other.

8—Stock-Based Compensation

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

Had compensation expense been determined consistent with SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

	Quarter Ended May 31,
	2003	2002
Net income (loss) applicable to common shareholders as reported	$488	$(24)
Total stock-based employee compensation expense under fair value method for all awards, net of tax	—	10

Pro forma income (loss) applicable to common shareholders	$488	$(34)

Basic and diluted earnings per share:
As reported	$.05	$—
Pro forma	.05	—

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

ACR Group, Inc. and its subsidiaries (collectively, the “Company”) is an independent distributor of heating, air conditioning and refrigeration (“HVACR”) equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. Substantially all of the Company’s sales are to contractor dealers and institutional end-users. Generally accepted accounting principles allow the aggregation of an enterprise’s segments if they are similar. Although the Company operates in different geographic areas, we have reviewed the aggregation criteria and determined that the Company operates as a single segment based on the high degree of similarity of the Company’s operations.

This report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties may include the availability of debt or equity capital to fund the Company’s working capital requirements, unusual weather conditions, the effects of competitive pricing, the strength of construction markets and general economic conditions. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2002

The Company recognized net income of $488,000 for the quarter ended May 31, 2003 (fiscal 2004) compared to a net loss of $24,000 for the quarter ended May 31, 2002 (fiscal 2003). The Company’s results for the first quarter of fiscal 2003 included a charge of $483,000, net of taxes, related to the adoption of a new accounting standard for reporting of goodwill and other intangible assets. As discussed below, the Company’s effective tax rate in fiscal 2004 is expected to be significantly greater than in fiscal 2003. Income before income taxes and cumulative effect of accounting change was $790,000 in the quarter ended May 31, 2003, compared to $614,000 in the quarter ended May 31, 2002, an increase of 29%. The increase in such income was attributable to improved gross margins, effective expense controls and lower interest costs in fiscal 2004 compared to fiscal 2003.

Consolidated sales decreased 1% during the quarter ended May 31, 2003 compared to the quarter ended May 31, 2002. Sales growth was strong only in California, where six of seven branch operations generated sales gains over 10%. Sales growth was moderate in Texas and Florida, helped by seasonally warm weather in late April and May. Sales declined slightly in Georgia and Tennessee, where weather conditions were unusually cool and wet in April and May. Sales at the Company’s Colorado business unit also declined slightly in the first quarter of fiscal 2004, continuing the trend of the last eighteen months, resulting from a slowdown in the area’s residential new construction. However, sales at the Colorado unit improved toward the end of the first quarter, raising hopes that the economic cycle is reversing.

The Company’s same-store sales in the first five months of calendar 2003 increased 0.4% over 2002, compared to a 4% decline in industry-wide product shipments during the same period based on data compiled by a leading industry trade association. Same-store comparisons exclude operations at both a branch in Alabama that was closed in the fourth quarter of fiscal 2003, and a business unit in Tennessee that distributed building controls and was sold in April 2003. The sale of the assets of the Tennessee business unit was at approximately net book value and is not material to the Company’s financial statements.

The Company’s consolidated gross margin percentage on sales was 22.0% for the quarter ended May 31, 2003, compared to 21.2% for the quarter ended May 31, 2002. The increase in gross margin percentage was attributable principally to improved pricing disciplines throughout the Company.

Selling, general and administrative (“SG&A”) expenses increased by 1% in the quarter ended May 31, 2003 compared to the same quarter of 2002. Expressed as a percentage of sales, SG&A expenses increased in the first quarter from 19.0% in 2002 to 19.5% in 2003.

Interest expense decreased 14% from May 31, 2003 to May 31, 2002 as a result of both lower average interest rates on the Company’s variable rate debt and lower outstanding debt. Average funded indebtedness declined 8% in the quarter ended May 31, 2003, compared to the preceding year.

The Company has estimated a federal income tax rate of 34% to systematically amortize through fiscal 2004 the deferred tax asset related to its net operating loss carryforward and to provide for taxes payable. Substantially all of the Company’s net operating loss carryforward will either expire, or is expected to be utilized, by the end of fiscal 2004. In the first quarter of fiscal 2003, the Company estimated a tax rate of 21% to amortize its deferred tax asset, and the current provision for income taxes consisted principally of federal alternative minimum taxes and state income taxes.

The cumulative effect of accounting change reflects the result of adopting the provisions SFAS No. 142, “Goodwill and Other Intangible Assets” as of March 1, 2002. For further explanation, see Note 4 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended May 31, 2003, the Company generated cash flow from operations of $1,826,000, compared to $77,000 in the same quarter of 2002, as a result of better working capital management. Gross accounts receivable represented 39 days of gross sales as of May 31, 2003 compared to 41 days at May 31, 2002, and is the lowest number of days sales receivable at the end of a reporting period in the Company’s history. Management continues to emphasize credit management and active collection efforts at its operating units, but we do not anticipate that significant further reduction is achievable without adversely impacting sales. Inventory at May 31, 2003 was 9% less than at May 31, 2002, as stocking levels were reduced in anticipation of slower growth due to economic conditions. Approximately 20% of the inventory reduction from 2002 to 2003 was attributable to closure of the two branch operations described above.

The Company has credit facilities with a commercial bank (“Bank”) which include an $25 million revolving line of credit, and $1 million for capital expenditures. Outstanding borrowings on the revolving credit line change daily depending on cash collections and disbursements. During the quarter ended May 31, 2003, the Company did not borrow additional funds from its capital expenditure facility. At May 31, 2003, the Company had available credit of $5.1 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. As of May 31, 2003, borrowings under both credit facilities bear interest at either the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option on substantially all outstanding borrowings. The Company has fixed the interest rate on $8 million of borrowings under the facility, and the balance of borrowings bears interest at a floating rate. As of May 31, 2003, the average interest rate on all borrowings was 5.98%. Management believes that availability under the revolving credit facility will be adequate to finance the Company’s working capital requirements of its existing operations for the foreseeable future.

The Company had approximately $1.3 million in tax loss carryforwards at the beginning of fiscal 2004. Such operating loss carryforwards are expected to be fully utilized to reduce the Company’s federal income tax liabilities in fiscal 2004.

SEASONALITY

The Company’s sales volume and, accordingly, its operating income vary significantly during its fiscal year. The highest levels of sales occur during the times of the year when climatic conditions require the greatest use of air conditioning, since the Company’s operations are concentrated in the warmer sections of the United States. Accordingly, sales will be highest in the Company’s second quarter ending August 31, and will be lowest in its fourth quarter.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations in recent years. Generally, manufacturer price increases attributable to inflation uniformly affect both the Company and its competitors, and such increases are passed through to customers as an increase in sales prices.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections”. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company adopted SFAS 145 effective March 1, 2003. The adoption of the statement had no material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for the Company’s first quarter of 2004. The adoption of the statement had no material impact on the Company’s financial position or results of operations.

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002, and other provisions of the EITF are effective for arrangements entered into after November 21, 2003. The Company’s historical accounting for consideration received from vendors is consistent with the provisions of EITF 02-16. Therefore, the adoption of this standard has not had a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company does not believe the adoption of the interpretation will have a material impact on its financial statements.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Two customers represented 2.2% and 1.3% of consolidated fiscal 2003 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowance

Inventory

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

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At May 31, 2003 the Company had $18.4 million outstanding under its senior credit facility, of which $10.4 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $104,000, or $.01 per basic share, on an annual basis.

Item 4.—Controls and Procedures

Based on their most recent evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures required to be included in this Quarterly Report, were effective as of the date of their evaluation in timely alerting them to material information relating to the Company, including its consolidated subsidiaries. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

None

Item 6.—Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed an 8-K on May 30, 2003, filing its earnings release for the fiscal year ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

July 15, 2003	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and
Chief Financial Officer

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Alex Trevino, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ACR Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 15, 2003	/s/ Alex Trevino, Jr.
Date	Alex Trevino, Jr.
President and
Chief Executive Officer

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Anthony R. Maresca, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ACR Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 15, 2003	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Chief Financial Officer