Form 10-Q
period 2003-11-30
ACR GROUP INC
filed 2004-01-14
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Yes ☒ No ☐

Shares of Common Stock outstanding at December 31, 2003 - 10,681,294.

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	November 30, 2003	February 28, 2003
	(Unaudited)
Current assets:
Cash	$47	$104
Accounts receivable, net of allowance for doubtful accounts of $1,161 and $685	19,318	15,202
Inventory	27,043	24,997
Prepaid expenses and other	1,100	311
Deferred income taxes	786	1,458

Total current assets	48,294	42,072

Property and equipment, net of accumulated depreciation	4,416	4,955
Goodwill, net of accumulated amortization	5,258	5,258
Other assets	729	443

Total assets	$58,697	$52,728

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	November 30, 2003	February 28, 2003
	(Unaudited)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$348	$403
Accounts payable	17,607	16,967
Accrued expenses and other liabilities	3,839	2,097

Total current liabilities	21,794	19,467

Revolving line of credit	21,927	20,172
Long-term debt and capital lease obligations, less current maturities	1,588	1,903

Total long-term obligations	23,515	22,075

Shareholders’ equity:
Common stock	107	107
Additional paid-in capital	41,691	41,691
Accumulated deficit	(28,410)	(30,612)

Total shareholders’ equity	13,388	11,186

Total liabilities and shareholders’ equity	$58,697	$52,728

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Nine months Ended November 30,
	2003	2002	2003	2002
Sales	$42,187	$37,902	$136,047	$128,581
Cost of sales	33,057	29,536	106,264	100,635

Gross profit	9,130	8,366	29,783	27,946
Selling, general and administrative costs	8,425	8,234	25,453	24,944

Operating income	705	132	4,330	3,002
Interest expense	366	423	1,127	1,339
Other non-operating (income)	(139)	(134)	(365)	(350)

Income (loss) before income taxes and cumulative effect of accounting change	478	(157)	3,568	2,013
Provision for income taxes:
Current	103	(13)	699	97
Deferred	89	(36)	667	413

Income (loss) before cumulative effect of accounting change	286	(108)	2,202	1,503
Cumulative effect of accounting change, net of taxes	—	—	—	(483)

Net income (loss)	$286	$(108)	$2,202	$1,020

Basic and diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$.03	$(.01)	$.21	$.14
Cumulative effect of accounting change	—	—	—	(.04)

	$.03	$(.01)	$.21	$.10

Weighted average shares outstanding, basic and diluted	10,681	10,681	10,681	10,681

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended November 30,
	2003	2002
Operating activities:
Net income	$2,202	$1,020
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	483
Depreciation and amortization	744	895
Provision for bad debt	476	364
Deferred income tax expense	667	413
Other	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(4,592)	(206)
Inventory	(2,833)	2,391
Prepaid expenses and other assets	(292)	33
Accounts payable	662	(2,468)
Accrued expenses and other liabilities	1,742	534

Net cash (used in) provided by operating activities	(1,224)	3,446

Investing activities:
Acquisition of property and equipment	(463)	(490)
Proceeds from disposition of assets	245	37

Net cash (used in) investing activities	(218)	(453)

Financing activities:
Net borrowings (payments) on revolving credit facility	1,755	(2,487)
Payments on long-term debt	(370)	(514)

Net cash provided by (used in) provided by financing activities	1,385	(3,001)

Net (decrease) in cash	(57)	(8)
Cash at beginning of year	104	129

Cash at end of period	$47	$121

Non-cash sale of subsidiaries’ inventory, property and equipment and other net assets	$804	$—

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - Basis of Presentation

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended February 28, 2003 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended and nine months ended November 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended February 29, 2004.

Certain reclassifications were made to the prior year’s financial statements to conform with current year presentation.

2 - Summary of Significant Accounting Policies

For a detailed description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 and to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

In accordance with the provisions of SFAS 123, “Accounting for Stock-based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company has elected to follow the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employees stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
Net income (loss) applicable to common shareholders as reported	$286	$(108)	$2,202	$1,020
Total stock-based employee compensation expense under fair value method for all awards, net of tax	—	14	6	41

Pro forma income (loss) applicable to common Shareholders	$286	$(122)	$2,196	$979

Basic and diluted earnings (loss) per share:
As reported	$.03	$(.01)	$.21	$.10

Pro forma	$.03	$(.01)	$.21	$.09

3 - Contingent Liabilities

The Company has arrangements with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of November 30, 2003, the cost of such inventory held in the bonded warehouses was approximately $6,752,000.

The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced their right to demand payment, instead permitting such inventory to remain on consignment. As of November 30, 2003, inventory of approximately $612,000 remained on consignment although it had been held in excess of the allowable period of time.

On August 29, 2003, the Company sold the operating assets of its filter manufacturing business. The transaction was not material to the Company’s financial condition or results of operations. As a condition to the transaction, the Company agreed to purchase from the buyer no less than $500,000 of filters annually for three years. This purchase commitment does not exceed the Company’s historical demand for such filters.

4 - Goodwill

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

5 - Income Taxes

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

6 - Debt

The Company has a revolving line of credit arrangement with a commercial bank (“Bank”). The maximum amount that may be borrowed under the revolving line of credit is $25 million, and $1 million for capital expenditures. At November 30, 2003, the Company had available credit of $2.1 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. The agreement terminates in May 2004, but is automatically extended for one-year periods unless either party gives notice of termination to the other. The Company has no intention of terminating the agreement and the Bank has not provided any notice of termination. The Company believes its relationship with the Bank to be good and expects that the revolving line of credit will be automatically renewed.

7 - New Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Interpretation is effective for all Variable Interest Entities created after January 31, 2003, and is effective for special purpose entities created before February 1, 2003 for the first reporting period after December 15, 2003 and for non-special purpose entities for the first reporting period beginning after March 15, 2004. The Company does not believe the adoption of the Interpretation will have a material impact on its financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and and otherwise was effective on July 1, 2003. The Company’s adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2002

The Company recognized net income of $2,202,000 for the nine months ended November 30, 2003 (fiscal 2004) compared to $1,020,000 for the nine months ended November 30, 2002 (fiscal 2003). The Company’s results for the nine months ended November 30, 2002 included a charge of $483,000, net of taxes, related to the adoption of a new accounting standard for reporting of goodwill and other intangible assets. As discussed below, the Company’s effective tax rate in fiscal 2004 is expected to be significantly greater than in fiscal 2003. Income before income taxes and cumulative effect of accounting change was $3,568,000 for the nine months ended November 30, 2003, compared to $2,014,000 for the nine months ended November 30, 2002, an increase of 77%. The increase in such income was attributable to business growth and operating improvements at business units in Texas, California and Florida and to lower interest costs in fiscal 2004 compared to fiscal 2003.

Consolidated sales increased 6% during the nine months ended November 30, 2003 compared to the nine months ended November 30, 2002. Sales growth was particularly strong in California, propelled by the most favorable seasonal summer weather in several years. All branch operations in California have generated sales gains over 10% in the first nine months of fiscal 2004, and sales at a branch in El Centro, CA that opened in June 2003 have exceeded expectations. Sales growth was above average in Texas and Florida, also supported by seasonally warm weather. Conversely, sales have declined in Georgia, where unusually cool and wet weather conditions curbed the sales increase that customarily occurs during the summer.

The Company’s same-store sales in the first eleven months of calendar 2003 increased 6% over 2002, compared to a 1% increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association. Same-store comparisons exclude operations at a branch in Alabama that was closed in the fourth quarter of fiscal 2003, a business unit in Tennessee that distributed building controls that was sold in April 2003, a business unit in Texas that manufactured air conditioning filters and was sold in August 2003, and three branches opened in 2003. The sales of the assets of the Tennessee and the Texas business units were at approximately net book value and were not material to the Company’s financial statements.

The Company’s consolidated gross margin percentage on sales was 21.9% for the nine months ended November 30, 2003, compared to 21.7% for the nine months ended November 30, 2002. The slight increase in gross margin percentage was attributable to improved payment terms from suppliers and pricing disciplines throughout the Company, offset by lower margins on a large customer contract that commenced in August 2003.

Selling, general and administrative (“SG&A”) expenses increased by 2% in the nine months ended November 30, 2003 compared to the same period of 2002. Expressed as a percentage of sales, SG&A expenses decreased in the nine months ended November 30, 2003 to 18.7% from 19.4% in 2003.

Interest expense decreased 16% from November 30, 2003 to November 30, 2002 as a result of both lower average interest rates on the Company’s variable rate debt and lower outstanding debt. Average funded indebtedness declined 5% in the nine months ended November 30, 2003, compared to the preceding year.

The Company’s estimated effective tax rate for fiscal 2004 is 38% compared to an effective rate of 25% in the first nine months of fiscal 2003. The effective rate for fiscal 2004 includes 4% for state taxes. The lower effective rate in fiscal 2003 is the result of utilizing available net operating losses which had not been previously recognized.

The cumulative effect of accounting change reflects the result of adopting the provisions SFAS No. 142, “Goodwill and Other Intangible Assets” as of March 1, 2002. For further explanation, see Note 4 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2002

The Company recognized net income of $286,000 for the quarter ended November 30, 2003 (fiscal 2004) compared to a loss of $108,000 for the quarter ended November 30, 2002 (fiscal 2003). As discussed above, the Company’s effective tax rate in fiscal 2004 is expected to be significantly greater than in fiscal 2003. Income before income taxes and cumulative effect of accounting change was $478,000 in the quarter ended November 30, 2003, compared to a loss of $157,000 in the quarter ended November 30, 2002, a substantial increase. Such increase was attributable to the same factors described above to explain the improvement in results of operations for the nine-month period ended November 30, 2003 compared to 2002.

Consolidated and same-store sales increased 11% and 13%, respectively, during the quarter ended November 30, 2003 compared to the quarter ended November 30, 2002. Consistent with the nine-month period ended November 30, sales growth was greatest in California, and only the business unit based in Georgia generated fewer sales in the quarter compared to the preceding year. Third quarter sales at the Company’s Colorado business unit increased slightly compared to the same quarter in 2002, providing additional evidence that the economic downturn in Colorado has stabilized. In August 2003, sales of product commenced pursuant to a new contract with a customer. Sales under this contract increased consolidated and same-store sales in the quarter ended by 5 and 6 percentage points, respectively. The contract is expected to continue through calendar 2004.

The Company’s consolidated gross margin percentage on sales was 21.6% for the quarter ended November 30, 2003, which was unchanged from 2002. The Company realizes a relatively low gross margin percentage on the large volume contract described in the preceding paragraph; sales under this contract decreased gross margin percentage in the quarter ended November 30, 2003 by 0.7 percentage points.

Selling, general and administrative (“SG&A”) expenses increased by 2.3% in the quarter ended November 30, 2003 compared to the same quarter of 2002. Expressed as a percentage of sales, SG&A expenses decreased in the third quarter from 21.8% in 2002 to 20.0% in 2003.

Interest expense decreased 13% from the three months ended November 30, 2003 to the same period in 2002 as a result of lower average interest rates on the Company’s variable rate debt. Average funded indebtedness increased 3% in the quarter ended November 30, 2003, compared to the preceding year.

The Company’s estimated tax rate for fiscal 2004 is approximately 38% compared to an effective rate of 31% in the third quarter of fiscal 2003. The effective rate for fiscal 2004 includes 4% for state taxes. The lower effective rate in fiscal 2003 is the result of utilizing available net operating losses that had not been previously recognized. The effective tax rate for the three months ended November 30, 2003 is 40%, which resulted from minor adjustments to the estimated year-to-date rate.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended November 30, 2003, the Company used cash flow in operations of $1,224,000, compared to generating $3,446,000 in the same period of 2002, as higher levels of sales, receivables and inventory required increased investment of working capital. Gross accounts receivable increased to 47 days of gross sales as of November 30, 2003, compared to 44 days at November 30, 2002, ending a series of months in which the Company experienced year over year improvement in days sales outstanding. Management believes that the extended holiday period at the end of November 2003 disrupted a common pattern of collecting customer receivables at the end of a calendar month. Inventory at November 30, 2003 was 15% greater than at November 30, 2002. Such increase was attributable to increased stocking levels needed to support the Company’s recent sales increases, an additional product line of equipment that the Company is distributing at two of its business units, and inventory purchased for two new branch operations in Florida. The Company has also purposely used operating cash flows and available borrowing capacity to take advantage of vendor payment terms. Accounts payable at November 30, 2003 represented 47 days cost of sales, compared to 56 days at the end of November 2002.

The Company has credit facilities with a commercial bank (“Bank”), which include a $25 million revolving line of credit, and $1 million for capital expenditures. Outstanding borrowings on the revolving credit line change daily depending on cash collections and disbursements. During the nine months ended November 30, 2003, the Company did not borrow additional funds from its capital expenditure facility. At November 30, 2003, the Company had available credit of $2.1 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. As of November 30, 2003, borrowings under both credit facilities bear interest at either the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option on substantially all outstanding borrowings. The Company has fixed the interest rate on $8 million of borrowings under the facility, and the balance of borrowings bears interest at a floating rate. As of November 30, 2003, the average interest rate on all borrowings was 5.74%. Management believes that availability under the revolving credit facility will be adequate to finance the Company’s working capital requirements of its existing operations and to finance planned growth for the foreseeable future. The agreement terminates in May 2004, but is automatically extended for one-year periods unless either party gives notice of termination to the other. Management and the Bank are actively discussing an expansion of the credit facility and an extended term. Although there can be no assurance that such negotiations will be successfully concluded, management believes that the revised facility will be in place by the end of fiscal 2004.

The Company had approximately $1.3 million in tax loss carryforwards at the beginning of fiscal 2004. Such operating loss carryforwards are expected to be fully utilized to reduce the Company’s federal income tax liabilities in fiscal 2004.

SEASONALITY

The Company’s sales volume and, accordingly, its operating income vary significantly during its fiscal year. The highest levels of sales occur during the times of the year when climatic conditions require the greatest use of air conditioning, since the Company’s operations are concentrated in the warmer sections of the United States. Accordingly, sales will be highest in the Company’s second quarter ended August 31, and will be lowest in its fourth quarter ended February 29.

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Interpretation is effective for all interest entities created after January 31, 2003 and is effective for special purpose entities created before February 1, 2003 for the first reporting period after December 15, 2003 and for non-special purpose entities for the first reporting period beginning after March 15, 2004. The Company does not expect the adoption of the interpretation to have a material impact on its financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective on July 1, 2003. The Company’s adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

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

Inventory

Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market value using the average cost method. Substantially all inventories represent finished goods held for sale; following the sale of the Company’s filter manufacturing operation at the end of August 2003, raw materials represent approximately 1% of inventories. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At November 30, 2003 the Company had $21.9 million outstanding under its senior credit facility, of which $13.9 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $139,000, or $.01 per basic share, on an annual basis.

Item 4. – Controls and Procedures

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

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over the financial reporting.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings

None

Item 4. – Submission of Matters to a Vote of Security Holders

None

Item 6. – Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 14, 2004,

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 14, 200414, 2003,

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed an 8-K on October 16, 2003, filing its earnings release for the quarter ended August 31, 2003. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

January 14, 2004	/s/ ANTHONY R. MARESCA

Date	Anthony R. Maresca Senior Vice-President and Chief Financial Officer