Form 10-K
period 2004-02-29
ACR GROUP INC
filed 2004-06-01
CIK 711307

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

For Annual Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
February 29, 2004	0-12490

ACR GROUP, INC.

(Exact name of registrant as specified in its Charter)

Texas	74-2008473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Wilcrest Drive, Suite 440, Houston, Texas 77042

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (713) 780-8532

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒.

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of August 29, 2003, the last business day of the registrant’s most recently completed second quarter was $4,717,327, based on the closing sale price on that date. For purposes of determining this number all executive officers and directors of the registrant as of August 31, 2003 are considered to be affiliates of the registrant. This number is provided only for purposes of the report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares outstanding of the registrant’s common stock as of April 30, 2004: 10,681,294 shares

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2004 is incorporated by reference in answer to Part III of this report.

PART I

Item 1. Business.

General

ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the “Company” or “ACRG”) is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration (“HVACR”) equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started seven additional HVACR distribution companies and now has 45 branch operations in nine states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

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

The Company’s operations are conducted through six business units that participate in the wholesale distribution of HVACR equipment and supplies:

ACR Supply

The Company acquired ACR Supply (“ACRS”) in 1993, after making an initial investment in the company in 1991. At the end of fiscal 2004, ACRS had fourteen branches in Texas and one in Louisiana. Many of ACRS’s branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets.

ACRS sells primarily to licensed contractors serving the residential and light commercial (restaurants, strip shopping centers, etc.) markets. The company’s sales mix is approximately 31% equipment and 69% parts and supplies, with the equipment and parts generally directed to the aftermarket and the supplies used principally in new construction.

Heating and Cooling Supply

The Company acquired Heating and Cooling Supply (“HCS”) in 1990. HCS operates from one location in Las Vegas, Nevada. There are approximately 20 independent HVACR distributors in the Las Vegas area that compete with HCS. Management believes that HCS is among the top three of such distributors in terms of annual sales from branch operations in the local area.

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

Total Supply

Total Supply (“TSI”) has operated as an HVACR wholesale distributor in Georgia since 1992. Since 1993, TSI has distributed the Goodman brand of HVACR equipment in Georgia and now has the Goodman distribution rights to almost the entire state of Georgia. In 1999, TSI gained the distribution rights for Goodman equipment in the Nashville Tennessee trade area. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. The company’s sales mix is approximately 66% equipment and 34% parts and supplies. In addition to its branch in Nashville, TSI has four branches located in the Atlanta metropolitan area, one branch in Warner Robins, a suburb of Macon and another in Savannah, Georgia.

Florida Cooling Supply

In 1996, the Company organized Florida Cooling Supply, Inc. (“FCS”) and opened four branch operations in west central Florida, of which three remain open. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. The Company’s sales mix is approximately 40% equipment and 60% parts and supplies. In fiscal 2001, the Company opened branch operations in Gainesville and Jacksonville, Florida expanding its sales territory outside the Tampa Bay area of Florida. In fiscal 2004 the Company opened branches in Ft. Myers and Orlando and will open a branch in Sarasota in the second quarter of fiscal 2005. Management believes that Florida will continue to offer exceptional opportunities to open additional branch operations.

ACH Supply

In 1997, the Company acquired the operating assets and liabilities of ACH Supply, Inc. (“ACH”). ACH had two branches located east of Los Angeles. From 1999 through 2003, ACH opened six additional branches including two in central California markets and four in southern California markets. ACH sells primarily HVACR parts and supplies, with equipment comprising approximately 30% of total sales. In addition to Florida, management believes that significant expansion opportunities remain in California.

Contractors Heating & Supply (“CHS”)

In 1997, CHS acquired certain of the assets, and assumed certain of the liabilities, of Contractors Heating and Supply Company, an HVACR distributor based in Denver, with branch operations in Colorado Springs and Newcastle, Colorado, and in Albuquerque, New Mexico. CHS has operated in Denver since 1945, in Colorado Springs since 1959 and in Albuquerque since 1960, and is considered among the market leaders in each of its trade areas. CHS also operates a sheet metal shop in Colorado Springs, where products are fabricated for distribution through CHS’s wholesale operations. Approximately 15% of CHS’s total sales are products that it manufactures. In 1999, CHS opened a distribution branch in Fort Collins, Colorado, and, in 2000, acquired International Comfort Supply, Inc., a wholesale distributor based in El Paso, Texas. In fiscal 2001, the Company obtained the rights to distribute the Goodman line of equipment in all of its trade areas. In 2001 CHS opened a branch operation and distribution center in east Denver which was closed subsequent to fiscal year-end 2004.

Executive Officers of the Registrant

The Company’s executive officers are as follows:

Name	Age	Position with the Company
Alex Trevino, Jr.	67	Chairman of the Board and President

Anthony R. Maresca	53	Senior Vice President, Treasurer and Chief Financial Officer

A. Stephen Trevino	41	Senior Vice President, Secretary and General Counsel

Alex Trevino, Jr. has served as Chairman of the Board since 1988 and as President and Chief Executive Officer of the Company since July 1990.

Anthony R. Maresca has been employed by the Company since 1985. In November 1985 he was elected Senior Vice President, Chief Financial Officer and Treasurer. Mr. Maresca is a certified public accountant.

A. Stephen Trevino has been employed by the Company since March 1999, initially serving as General Counsel and directing various administrative functions. He was elected Senior Vice President and Secretary in August 2000.

Employees

As of February 29, 2004, the Company and its subsidiaries had approximately 422 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. There are no Company employees represented by any collective bargaining units. Management considers the Company’s relations with its employees to be good.

Website Access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on the Company’s website at www.acrgroup.com as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Also, copies of the Company’s annual report will be made available free of charge upon written request.

Item 2. Properties.

The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms. Generally, a branch location will contain 10,000 to 25,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary’s corporate office will be larger. The Company owns the facilities occupied by the Pasadena, Texas branch of ACRS, the Gainesville, Florida branch of FCS and a building and land leased to the company that purchased ACRG’s filter manufacturing operations in 2004.

Item 3. Legal Proceedings.

As of February 29, 2004 the Company was not a party to any pending legal proceeding that is deemed to be material to the Company and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the over-the-counter market under the symbols “ACRG”, “ACRG.OB” or “ACRG.BB”, depending on the source of the quote.

The table below sets forth the high and low sales prices based upon actual transactions.

	High	Low
Fiscal Year 2004:
1st quarter ended 5/31/03	$0.58	$0.32
2nd quarter ended 8/31/03	0.58	0.45
2nd quarter ended 11/30/03	0.97	0.46
4th quarter ended 2/29/04	1.49	0.85

Fiscal Year 2003:
1st quarter ended 5/31/02	$0.59	$0.38
2nd quarter ended 8/31/02	0.52	0.36
2nd quarter ended 11/30/02	0.55	0.38
4th quarter ended 2/28/03	0.44	0.34

As of April 30, 2004, there were 463 holders of record of the Company’s common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

The Company has never declared or paid cash dividends on its common stock. The Company’s loan agreement with its senior lender expressly prohibits the payment of dividends by the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, and Note 3 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.

The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 2000, the increase in sales has resulted principally from internal expansion, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Report. The Company has never paid any dividends.

Certain reclassifications were made to the prior years’ financial statements to conform with current year presentation.

The Company has not recorded a current provision for income taxes other than federal alternative minimum taxes and state income taxes for fiscal years 2000 through 2003 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. In fiscal 2003, the Company recorded deferred federal income tax expense of $251,000 to reduce the carrying value of the net deferred tax asset that related to the benefit realized from the utilization of its net operating loss carryforward. In fiscal 2004, the Company increased its federal tax rate to 34% to provide for current taxes due and to offset the current tax asset realized primarily from the operating loss carryforward. See Management Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Consolidated Financial Statements.

Selected Financial Data

(in thousands, except per share data)

	Year Ended February 28 or 29,
	2004	2003	2002	2001	2000
Income Statement Data:

Sales	$174,353	$161,822	$155,490	$136,433	$126,468
Gross profit	38,558	35,673	33,570	29,452	28,135
Operating income	4,452	2,690	2,097	772	4,077

Income before income taxes	3,433	1,433	542	(1,341)	2,482
Provision for income taxes	(1,253)	(330)	(123)	(137)	(255)
Cumulative effect of accounting change	—	(483)	—	—	—

Net income (loss)	$2,180	$620	$419	$(1,478)	$2,227

Earnings per common share:
Basic:
Before cumulative effect of accounting change	$.20	$.10	$.04	$(.14)	$.21
Cumulative effect of accounting change	—	(.04)	—	—	—

	$.20	$.06	$.04	$(.14)	$.21

Diluted:
Before cumulative effect of accounting change	$.20	$.10	$.04	$(.14)	$.20
Cumulative effect of accounting change	—	(.04)	—	—	—

	$.20	$.06	$.04	$(.14)	$.20

	As of February 28 or 29,
	2004	2003	2002	2001	2000
Balance Sheet Data:

Working capital	$25,881	$22,605	$21,400	$21,170	$18,072
Total assets	58,727	52,728	56,630	54,582	44,842
Long-term obligations	22,950	22,075	23,728	24,494	17,499
Shareholders’ equity	13,366	11,186	10,566	10,147	11,630

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net income was $2,180,000 ($0.20 per share), $620,000 ($0.06 per share), $419,000 ($0.04 per share) in fiscal 2004, 2003 and 2002, respectively. An accounting change in fiscal 2003, and significant differences in the provisions for income taxes affect the comparability of net income among such years. Income before taxes and cumulative effect of accounting change was $3,433,000, $1,433,000, $542,000 in fiscal 2004, 2003, and 2002, respectively.

The increase in income before taxes and cumulative effect of accounting change from fiscal 2003 to fiscal 2004 was principally attributable to improved operating results at several business units, particularly in Texas, California and Florida, the three states that utilize the most air-conditioning in the country. The business units in California and Florida are also the Company’s newest business units and have grown rapidly. In fiscal 2004, for the first time, all of the Company’s branch operations in both California and Florida generated operating income. Additionally, the Company sold the operating assets of two single-branch business units in fiscal 2004. The sales of the assets were at approximately net book value. Both business units had been recently unprofitable, generating aggregate operating losses of approximately $280,000 and $250,000 in fiscal 2002 and 2003, respectively, which declined to $100,000 in fiscal 2004.

Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for fiscal 2003 and 2004 would otherwise have been $227,000 in each year. SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite useful lives be reviewed annually for impairment. Utilizing the criteria set out in SFAS No. 142, the Company performed such impairment analysis as of March 1, 2002, and determined that it was appropriate to write off the unamortized amount of goodwill that was associated with its filter manufacturing operation. Net of taxes, the writeoff amounted to $483,000, or $0.04 per share, and in accordance with the new standard, was reported in the income statement for fiscal 2003 as the cumulative effect of a change in accounting principle. As of February 28, 2003 and 2004, the Company performed the required impairment tests and determined there were no further impairments of goodwill.

Same-store sales increased 9% in fiscal 2004, 4% in fiscal 2003 and 9% in fiscal 2002. By comparison, data compiled by a leading industry trade association indicate that industry-wide product shipments increased 1% in calendar 2003 and 7% in calendar 2002, and declined 6% in calendar 2001, from the preceding calendar years. Sales in fiscal 2004 at all business units other than in Georgia were equal to or greater than sales in fiscal 2003. Fiscal 2004 sales growth was particularly strong in California, propelled by the most favorable seasonal summer weather in several years. Sales growth was above average in Texas and Florida, also supported by seasonally warm weather in the summer of 2003. Conversely, sales declined in Georgia because unusually cool and wet weather conditions curbed the sales increase that customarily occurs during the summer. Fiscal 2004 sales stabilized in Colorado, where economic conditions beginning in the last half of fiscal 2002 had slowed residential new construction. In the second half of fiscal 2004, sales commenced pursuant to a new contract with a customer. Sales under this contract increased consolidated and same-store sales by 2 percentage points for fiscal 2004 compared to fiscal 2003. The contract is expected to continue through calendar 2004.

The Company’s gross margin percentage was 22.1% in fiscal 2004, compared to 22.0% in fiscal 2003 and to 21.6% in fiscal 2002. The Company realizes a relatively low gross margin percentage on the large volume contract described in the preceding paragraph; sales under this contract decreased the gross margin percentage in fiscal 2004 by 0.3%. The increase in gross margin percentage each fiscal year is attributable both to continually improving pricing disciplines throughout the Company and to improved purchasing and payment terms from suppliers. In addition, margins at newer branch operations have increased consistently since their opening.

Selling, general and administrative (“SG&A”) costs as a percentage of sales were 19.6% in fiscal 2004, compared to 20.4% in fiscal 2003 and 20.2% in fiscal 2002. The decrease in SG&A costs as a percentage of sales in fiscal 2004 was attributable to the Company’s ability to leverage fixed costs against increases in sales. The Company was not able to successfully accomplish such leverage in fiscal 2003, because of significant increases in insurance, fuel and rent costs.

Interest expense decreased 13%, 17% and 16% in fiscal 2004, 2003 and 2002 compared to the preceding fiscal years. The changes in interest expense in fiscal 2004 and 2003 resulted principally from a decrease in the average outstanding variable rate debt, and the decrease in interest expense in fiscal 2002 resulted from a series of interest rate cuts during 2001. In fiscal 2004, 2003 and 2002, interest expense was 0.9%, 1.1% and 1.3% of sales, respectively. Other non-operating income, which consists principally of finance charges to customers, increased 4% from fiscal 2003 to fiscal 2004, after declining 11% from fiscal 2002 to fiscal 2003. The increase in non-operating income in fiscal 2004 was a result of income generated from leasing real property to the buyer of the one of the business units sold. The decline in non-operating income in fiscal 2003 resulted from the Company’s successful collection efforts that reduced the aggregate volume of delinquent customer accounts compared to the previous year.

Because of substantial tax loss carryforwards, the Company had minimal liability for Federal income taxes in fiscal 2002 and 2003. Current income tax expense in such years consisted principally of state income taxes. In fiscal 2003, the Company recorded deferred income tax expense of $251,000 to reduce the carrying value of its net deferred tax asset that related to the benefit realized from the utilization of the tax loss carryforward. In fiscal 2004, the Company fully utilized its remaining tax loss carryforwards and was required to record current income tax expense for federal taxes in addition to state taxes.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Substantially all of the Company’s revenues consist of sales of HVACR products that are purchased by the Company from suppliers; less than 5% of the Company’s sales are of products that it manufactures. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. The Company records revenue after it receives an order from a customer with a fixed determinable price and the order is either shipped or delivered to the customer.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, i.e. when specified purchase volume levels are reached. Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Three customers represented 2.1%, 1.7% and 1.6% of consolidated fiscal 2004 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventory

Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market value using the average cost method. Substantially all inventories represent finished goods held for sale; raw materials represent less than 1% of inventories. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

Liquidity and Capital Resources

After generating $2.7 million cash flow from operations in fiscal 2003, the Company used $0.2 million cash flow in operations in fiscal 2004, as accounts receivable and inventory increased as a result of greater sales and new branch operations. Accounts receivable represented 45 days of gross sales at the end of fiscal 2004 compared to 43 days at the end of fiscal 2003. Inventories increased $2.8 million from February 28, 2003 to February 28, 2004, of which $1.9 million is at branch operations opened in fiscal 2004.

The Company made capital expenditures of $0.5 million in fiscal 2004 compared to $0.6 million in fiscal 2003. A majority of the assets acquired by the Company in both fiscal years were leasehold improvements at new and relocated branch operations and for warehouse equipment.

Net cash provided by financing activities was $0.4 million in fiscal 2004, compared to using $2.2 million in fiscal 2003. In fiscal 2004, the additional borrowings were used for working capital. In fiscal 2003, cash flow from operations was used to repay borrowings. The Company’s cash management program provides that net cash flow is automatically directed to be applied to reduce the outstanding balance of the Company’s revolving line of credit.

The Company’s loan agreement (“Agreement”) with a commercial bank (“Bank”) provides a $25 million revolving credit facility and additional credit facilities for the purchase of both real estate and capital assets. The Agreement terminates in May 2005, and is automatically extended for one-year periods unless either party gives notice of termination to the other. Restrictive covenants of the Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank’s consent, and also require the Company to maintain certain financial ratios. As of February 29, 2004, the Company was in compliance with all of the required financial ratios.

The interest rate on borrowings under the revolving credit facility is based on either the Bank’s prime rate or LIBOR and varies depending on the Company’s leverage ratio, as defined, determined quarterly. As of February 29, 2004, the applicable interest rate was the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option for substantially all amounts outstanding under the facility. The Company has fixed the interest rate on $8 million of outstanding borrowings under the facility, and the balance of outstanding borrowings bears interest at a floating rate. At February 29, 2004, the average interest rate on all borrowings under the facility was 5.80%. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 29, 2004, the Company’s available credit under the facility was approximately $2.3 million.

The Agreement provides a capital expenditure term loan facility of $1 million for capital assets. As of February 29, 2004, the Company had borrowed $856,000 under the capital expenditure facility. Of such borrowings, $419,000 was outstanding at February 29, 2004, and is repaid in equal monthly principal installments of $14,266, plus interest. The Agreement also provides for financing the purchase of certain real estate and improvements. At February 29, 2004, the Company had indebtedness to the Bank for real estate loans of $529,000, secured by a deed of trust on real estate either leased or used as a branch facility in the Houston area, which is repaid in equal monthly principal installments of $6,463, plus interest. Both the real estate and the capital expenditures loan facilities bear interest at a variable rate, which were the prime rate or LIBOR plus 2.75% at February 29, 2004.

The Company has significant commitments for non-cancelable operating leases as of February 29, 2004. The majority of such commitments is for office and warehouse space occupied by the Company’s branch operations. The Company also has operating leases for vehicles and office equipment. Management believes that its capital resources are better utilized for working capital needed to support the growth of operations than for investment in real property and other capital assets that may be leased.

The Company’s future contractual obligations and potential commercial commitments as of February 29, 2004 are summarized as follows:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving credit facility	$21,086	$—	$21,086	$—	$—
Long-term debt	1,752	283	489	216	764
Capital lease obligations	299	123	167	9	—
Operating leases	18,521	5,195	7,420	3,800	2,107

	$41,658	$5,601	$29,162	$4,025	$2,871

Other Commercial Commitments	Amounts Committed	Expiration Per Period Less Than 1 Year
Consigned inventory	$5,466	$5,466

The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, debt service and expected capital expenditures. The Company has engaged in negotiations to expand the capacity of its loan facilities and to extend the maturity dates, but has not yet decided whether to conclude such negotiations. Management believes that the Company will generate cash flow from operations in fiscal 2005, and has no plans that would require a significant investment of additional working capital. Subject to limitations set forth in its loan agreement with the Bank, funds available under the Company’s revolving credit facility may also be utilized to finance acquisitions. However, management is not presently evaluating any acquisition opportunities.

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

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for the Company’s first quarter of fiscal 2004. The adoption of the Statement had no material impact on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Interpretation is effective for all interest entities created after January 31, 2003 and is effective in the third quarter for any variable interest entities created before February 1, 2003. The adoption of the Interpretation did not have nor is expected to have a material impact on its financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At February 29, 2004 the Company had $22.0 million outstanding under its senior credit facility, of which $14.0 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $140,000, or $.01 per basic share, on an annual basis.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF ACR GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 29, 2004 and February 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 1, 2002, the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Houston, Texas

May 13, 2004

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	February 29, 2004	February 28, 2003
Current assets:
Cash	$52	$104
Accounts receivable, net of allowance for doubtful accounts of $793 in 2004 and $685 in 2003	18,120	15,202
Inventory	27,833	24,997
Prepaid expenses and other	1,120	311
Deferred income taxes	1,167	1,458

Total current assets	48,292	42,072

Property and equipment, net of accumulated depreciation	4,461	4,955

Goodwill, net of accumulated amortization of $1,038 in 2004 and 2003	5,258	5,258

Other assets	716	443

Total assets	$58,727	$52,728

The accompanying notes are an integral part of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 29, 2004	February 28, 2003
Current liabilities:
Current maturities of long-term debt	$283	$316
Current maturities of capital lease obligations	123	87
Accounts payable	18,756	16,967
Accrued liabilities and other liabilities	3,249	2,097

Total current liabilities	22,411	19,467

Revolving line of credit	21,086	20,172
Long-term debt	1,469	1,808
Long-term capital lease obligations	176	95
Deferred taxes	219	—

Total long-term obligations	22,950	22,075

Shareholders’ equity:
Preferred stock. $.01 par, authorized 2,000,000 shares, none outstanding	—	—
Common stock, $.01 par, authorized 25,000,000 shares, 10,681,294 issued and outstanding in 2004 and 2003	107	107
Additional paid-in capital	41,691	41,691
Accumulated deficit	(28,432)	(30,612)

Total shareholders’ equity	13,366	11,186

Total liabilities and shareholders’ equity	$58,727	$52,728

The accompanying notes are an integral part of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	February 29,	February 28,
	2004	2003	2002
Sales	$174,353	$161,822	$155,490
Cost of sales	135,795	126,149	121,920

Gross profit	38,558	35,673	33,570

Selling, general and administrative expenses	34,106	32,983	31,473

Operating income	4,452	2,690	2,097
Interest expense	1,510	1,731	2,086
Other non-operating (income)	(491)	(474)	(531)

Income before income taxes and cumulative effect of accounting change	3,433	1,433	542
Provision for income taxes:
Current	743	79	123
Deferred	510	251	—

Income before cumulative effect of accounting change	2,180	1,103	419
Cumulative effect of accounting change, net of taxes	—	(483)	—

Net income	$2,180	$620	$419

Basic and dilutive earnings per share:
Before cumulative effect of accounting change	$.20	$.10	$.04
Cumulative effect of accounting change	—	(.04)	—

	$.20	$.06	$.04

The accompanying notes are an integral part of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	No. of shares outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 28, 2001	10,681,294	$107	$41,691	$(31,651)	$10,147

Net income	—	—	—	419	419

Balance, February 28, 2002	10,681,294	107	41,691	(31,232)	10,566

Net income	—	—	—	620	620

Balance, February 28, 2003	10,681,294	107	41,691	(30,612)	11,186

Net income	—	—	—	2,180	2,180

Balance, February 29, 2004	10,681,294	$107	$41,691	$(28,432)	$13,366

The accompanying notes are an integral part of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	February 29, 2004	February 28,
		2003	2002
Operating activities:
Net income	$2,180	$620	$419
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation	969	1,168	1,133
Amortization	13	94	300
Provision for doubtful accounts	696	418	704
Gain on sale of assets	(27)	(7)	(21)
Deferred income taxes	510	—	—
Cumulative effect of accounting change	—	483	—
Changes in operating assets and liabilities:
Accounts receivable	(3,614)	1,238	(1,586)
Inventory	(3,623)	990	(2,155)
Prepaid expenses and other assets	(315)	114	238
Accounts payable	1,811	(2,445)	2,265
Accrued expenses and other liabilities	1,154	70	189

Net cash provided by (used in) operating activities	(246)	2,743	1,486

Investing activities:
Purchase of property and equipment	(528)	(636)	(766)
Proceeds from disposition of assets	281	88	61

Net cash used in investing activities	(247)	(548)	(705)

Financing activities:
Proceeds from long-term debt	914	191	888
Payments on long-term debt	(473)	(2,411)	(1,711)

Net cash provided by (used in) financing activities	441	(2,220)	(823)

Net decrease in cash	(52)	(25)	(42)
Cash at beginning of year	104	129	171

Cash at end of year	$52	$104	$129

Schedule of non-cash investing and financing activities:
Sale of subsidiaries:
Book value of assets sold	$22	$—	$—
Book value of liabilities sold	22	—	—

Purchases of property and equipment
For notes payable	—	52	—
Under capital leases	218	20	19

Supplemental cash flow information:
Interest paid	$1,510	$1,728	$2,047
Income taxes paid	500	4	10

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

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas; however, the Company has reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of the Company’s operations:

•	nature of products and services

•	customer markets served

•	methods used to acquire and distribute products

•	economic characteristics that influence the results of operations in different geographical areas

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

Revenue Recognition

The Company’s revenues consist of sales of HVACR products. The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured.

Inventories

Inventories are valued at the lower of cost or market using the average cost method. Substantially all inventories represent finished goods held for sale. The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. The cost of consigned inventory held in the bonded warehouses was $5,466 at February 29, 2004 and $7,693 at February 28, 2003.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitted such inventory to remain on consignment. As of February 29, 2004 and February 28, 2003, inventory of approximately $207 and $565, respectively, remained on consignment although it had been held in excess of the allowable period of time.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, i.e. when specified purchase volume levels are reached. Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives.

Buildings	20-40 years
Leasehold improvements	Primary term of the lease
Furniture and fixtures	5-7 years
Vehicles	3-6 years
Other equipment	3-10 years

Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. Prior to the adoption of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”, goodwill was amortized on a straight-line basis over 40 years. Effective March 1, 2002, the Company adopted SFAS 142 which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective March 1, 2002. Goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company performs the annual impairment test as of the end of its fiscal year.

Based on the Company’s impairment tests performed upon the adoption of SFAS 142, the Company recognized a charge of $733, or $483 net of taxes, to reduce the carrying value of goodwill to its implied fair value. This charge has been recorded as a cumulative effect of change in accounting principle in the Company’s first quarter of fiscal year 2003. The Company completed its annual impairment test as of February 29, 2004 in the fourth quarter of fiscal year 2004. This impairment test resulted in no additional impairment charges for the year ended February 29, 2004.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Effect of implementation of SFAS 142:

	2004	2003	2002
Net income	$2,180	$620	$419
Pro forma amortization expense, net of taxes	—	—	183

Pro forma net income	$2,180	$620	$602

Earnings per share	$.20	$.06	$.04
Effect of implementation of SFAS 142 on earnings per share	—	—	.02

Pro forma earnings per share	$.20	$.06	$.06

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

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Year Ended February 29 or 28,
	2004	2003	2002
Net income applicable to common shareholders as reported	$2,180	$620	$419
Total stock-based employee compensation expense under fair value method for all awards, net of tax	(19)	(41)	(157)

Pro forma income applicable to common shareholders	$2,161	$579	$262

Basic and diluted earnings per share:
As reported	$.20	$.06	$.04
Pro forma	.20	.05	.02

The fair value of each option grant under the Company plans for the three years ended February 29, 2004 was estimated using the Black-Scholes options pricing model using the following assumptions:

•	Expected life of 5 to 8 years

•	No expected dividend yield

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

•	Expected volatility of .669 for all years in which options were granted, representing 48 periods ending March 31, 2002.

•	Risk-free interest rate of 5.0% in each fiscal period in which options were granted, representing an approximate average yield over the option periods presented

No options were granted during fiscal 2004, 2003 or 2002.

Supplier/Sources of Supply

The Company currently purchases a majority of its HVACR equipment and repair parts from two primary suppliers. Purchases from such suppliers comprised 38% of all purchases made in fiscal 2004, 34% in fiscal 2003 and 36% in fiscal 2002. The Company has not encountered any significant difficulty to date in obtaining equipment and repair parts to support its operations at current or expected near-term future levels. Any significant interruption by such a manufacturer, or a termination of a distributor agreement, could temporarily disrupt the operations of certain subsidiaries. The Company believes that its relationships with suppliers of complementary equipment products are a mitigating factor against this risk.

Reclassifications

Certain reclassifications were made to the prior years’ financial statements to conform with current year presentation.

Recent Accounting Issues

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

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002, and other provisions of the EITF are effective for arrangements entered into after November 21, 2003. The Company’s accounting for consideration received from vendors is consistent with the provisions of EITF 02-16 as of February 29, 2004.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Interpretation is effective for all Variable Interest Entities created after January 31, 2003, and is effective for special purpose entities created before February 1, 2003 for the first reporting period after December 15, 2003 and for non-special purpose entities for the first reporting period beginning after March 15, 2004. The adoption of the Interpretation did not have nor is expected to have a material impact on its financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

2 - Property and Equipment

Property and equipment consisted of the following at the end of February:

	2004	2003
Land	$311	$311
Building and leasehold improvements	3,759	3,684
Furniture and fixtures	276	262
Vehicles	1,089	1,150
Other equipment	5,322	5,379

	10,757	10,786
Less: accumulated depreciation	(6,296)	(5,831)

Net property and equipment	$4,461	$4,955

Capitalized lease assets of $562 and $586 together with accumulated amortization of $169 and $281 are included in property and equipment as of February 29, 2004 and February 28, 2003. Amortization expense is included with depreciation expense.

3 - Debt

Debt is summarized as follows at the end of February:

	2004	2003
Revolving line of credit	$21,086	$20,172
Real estate loan	529	607
Equipment term loan	419	627
Note payable to sellers of real property	757	778
Notes payable to sellers of companies acquired	—	25
Other	47	87

	22,838	22,296
Less current maturities	(283)	(316)

Long-term debt, less current maturities	$22,555	$21,980

The Company has a loan agreement (“Agreement”) with a commercial bank (“Bank”) that provides a $25 million revolving credit facility and additional credit facilities for the purchase of both real estate and capital assets. The Agreement terminates in May 2005, but is automatically extended for one-year periods unless either party gives notice of termination to the other. Restrictive covenants of the Agreement prohibit the Company from paying dividends, prepaying any subordinated indebtedness or incurring certain other debt without the Bank’s consent, and also requires the Company to maintain certain financial ratios. As of February 29, 2004, the Company was in compliance with all of the required financial ratios.

The interest rate on borrowings under the revolving credit facility is based on either the Bank’s prime rate or LIBOR and varies depending on the Company’s leverage ratio, as defined, determined quarterly. As of February 29, 2004, the applicable interest rate was the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option for substantially all amounts outstanding under the facility. The Company has elected to fix the interest rate on $8 million of outstanding borrowings under the facility, and the balance of outstanding borrowings bears interest at a floating rate. At February 29, 2004, the average interest rate on all borrowings under the facility was 5.80%. Borrowings under the revolving credit facility are limited to 85% of eligible

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 29, 2004, the Company’s available credit under the facility was approximately $2.3million.

The Agreement provides a capital expenditure term loan facility of $1 million for capital assets. As of February 29 2004, the Company had borrowed $856 under the capital expenditure facility. Of such borrowings, $419 was outstanding at February 29, 2004, and is repaid in equal monthly principal installments of $14, plus interest. The Agreement also provides for financing the purchase of certain real estate and improvements. At February 29, 2004, the Company had indebtedness to the Bank for real estate loans of $529, secured by a deed of trust on both the land and building occupied by two branch facilities in the Houston area, which is repaid in equal monthly principal installments of $6, plus interest. Both the real estate and the capital expenditures facilities bear interest at a variable rate, which were the prime rate or LIBOR plus 2.75% at February 29, 2004.

In fiscal 2003, the Company repaid its outstanding indebtedness to The Catalyst Fund, Ltd. and an affiliate (“Catalyst”) in the amount of $469, all of which was subordinated to the Bank. Subsequent to the repayment of such indebtedness, the Company and Catalyst entered into a settlement with respect to warrants held by Catalyst for 925,000 shares of the Company’s common stock.

In August 2000, the Company purchased real estate in Gainesville, Florida to be occupied as a branch operation for approximately $957. Of the purchase price, the sellers financed $825 for a term of 25 years at an interest rate of 8.25% per annum. The note is secured by a deed of trust on the real estate and all improvements.

A note payable to a seller incurred in connection with an acquisition, which was payable in installments over three years, was repaid in full during fiscal 2004.

Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

Future maturities of debt are $283 in 2005 $21,395 in 2006, $180 in 2007, $107 in 2008, $109 in 2009, and $764 after 2010.

4 - Lease Commitments

The Company leases warehouse and office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:

Year ended February 28 or 29,	Capital lease payments
2005	$140
2006	106
2007	72
2008	6
2009	3

Total minimum lease payments	327
Less amounts representing interest	(28)

Present value of future minimum lease payments	299
Less current maturities of capital lease obligations	(123)

Long-term obligations under capital leases	$176

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations and office equipment and various vehicles under non-cancelable operating lease agreements that expire at various dates through 2012. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company’s lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are $5,195 in 2005, $4,177 in 2006, $3,243 in 2007, $2,402 in 2008 and $3,526 thereafter.

Rental expenses were $5,405, $4,444 and $4,668 in 2004, 2003 and 2002, respectively.

5 - Income Taxes

Federal and state income tax provisions are as follows:

	Year Ended February 29 or 28,
	2004	2003	2002
Federal
Current	$573	$20	$16
Deferred	510	227	—
State
Current	170	59	107
Deferred	—	24	—

	$1,253	$330	$123

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

	Year Ended February 29 or 28,
	2004	2003	2002
Tax at statutory rate	$1,167	$487	$184
Increase (reduction) in tax expense Resulting from:
Change in valuation allowance	(102)	(961)	(804)
Nondeductible expenses	60	90	96
State income taxes	128	79	107
Expired tax credits and expired NOL carryforwards	—	635	540

Actual income tax provision	$1,253	$330	$123

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

The Company recognizes a tax benefit from a net operating loss carryforward if it is more likely than not that such benefit will ultimately be realized. Such a tax benefit is recorded on the balance sheet as a deferred tax asset. The deferred tax assets and liabilities consist of the following as of February 29, 2004 and February 28, 2003:

	2004	2003
Deferred tax assets:
NOL carryforwards	$205	$674
Section 263A capitalization	454	492
Allowance for doubtful accounts	365	274
Alternative minimum tax credit	—	71
Accrued vacation	185	179
Fixed asset depreciation	164	114
Accrued medical claims	93	—
Other	69	33

Total deferred tax assets	1,535	1,837

Deferred tax liabilities:
Goodwill and other amortization	(472)	(162)

Net total temporary difference	1,063	1,675
Valuation allowance	(115)	(217)

Net deferred tax assets	$948	$1,458

The Company applied net operating loss carryforwards of $1,300 to offset taxable income during the fiscal 2004. The Company has a valuation allowance of $115 to offset California state tax net operating loss carryforwards that have been suspended by the state.

6 - Stock Option Agreements and Equity Transactions

Pursuant to employment contracts that were effective in 1998, both the President and the Chief Financial Officer of the Company received options to purchase 300,000 and 100,000 shares of the Company’s common stock (“Stock”), respectively, at $2.24 per share. Such options would have vested in 2006. Both officers forfeited their respective options, unexercised, in fiscal 2004.

Effective March 1, 2004, both the Chief Financial Officer and the General Counsel of the Company entered into employment contracts that each provide for the contingent issuance of 500,000 shares of Stock upon both continuation of employment and attainment of specified financial performance objectives by the Company. Up to 125,000 shares will vest for each officer on each of the four succeeding anniversary dates of the grant if the performance objectives are also satisfied. Any such shares not fully vested as of March 1, 2009, will be forfeited and returned to the Company. As of March 1, 2004, the Company had not attained any of the performance objectives required to vest Stock under the employment agreements. Effective March 1, 2004, the two outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Such shares will vest annually pro-rata over such period.

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. At February 29, 2004, 227,500 shares of common stock were available for future grants. Options granted under the plan are vested ratably over three years.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

A summary of the Company’s stock option activity and related information follows:

	Year Ended February 29 or 28,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding -
Beginning of year	715,500	$1.81	905,000	$1.94	941.000	$1.92
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(443,000)	2.16	(189,500)	2.40	(36,000)	1.53

Outstanding -
End of year	272,500	1.25	715,500	1.81	905,000	1.94

Exercisable-
End of year	272,500	1.25	646,833	1.89	322,667	1.98

Outstanding options at February 29, 2004 that are exercisable have a weighted average contractual life remaining of 1.75 years.

7 - Profit Sharing Plan

The Company has a qualified profit sharing plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant’s contributions, not to exceed 3% of each participant’s compensation. Company contributions to the Plan were $251, $261 and $258 for fiscal 2004, 2003 and 2002, respectively.

8 - Earnings per Share

The numerator used in the calculations of both basic and diluted earnings per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended February 29 or 28,
	2004	2003	2002
Denominator:
Denominator for basic earnings per share- weighted average shares	10,681,294	10,681,294	10,681,294
Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	5,377

Dilutive potential common shares	—	—	5,377

Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	10,681,294	10,681,294	10,686,671

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

9 - Quarterly Results (Unaudited)

	Quarter
	First	Second	Third	Fourth
Fiscal year ended February 29, 2004
Sales	$42,316	$51,543	$42,187	$38,307
Gross profit	9,305	11,348	9,130	8,776
Net income	$488	$1,479	$286	$(73)
Earnings per common share basic and diluted	$.05	$.13	$.03	$(.01)

Fiscal year ended February 28, 2003
Sales	$42,869	$47,810	$37,902	$33,241
Gross profit	9,210	10,614	8,480	7,834
Income before cumulative effect of accounting change	459	—	—	—
Cumulative effect of accounting change, net of taxes	(483)	—	—	—

Net income	$(24)	$1,152	$(107)	$(399)

Earnings per common share basic and diluted:
Before cumulative effect of accounting change	$(.04)	$.11	$(.01)	$(.03)
Cumulative effect of accounting change	$(.04)	$—	$—	$—

	$—	$.11	$(.01)	$(.03)

Fiscal year ended February 28, 2002
Sales	$39,709	$46,509	$37,007	$32,265
Gross profit	8,602	9,920	7,981	7,426
Net income	$396	$1,044	$(336)	$(685)
Earnings per common share basic and diluted	$.04	$.10	$(.03)	$(.06)

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

Item 13. Certain Relationships and Related Transactions.

Incorporated by reference.

PART IV

Item 14. Controls and Procedures.

As of February 29, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to February 29, 2004.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements included in Item 8.

See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.

(a)(2) Index to Financial Statement Schedules included in Item 15.

The following financial statement schedule for the years ended February 29, 2004, February 28, 2003 and 2002 is included in this report:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for fiscal year ended June 30, 1991 (referred to as “1991 10-K”), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as “1993 10-K”), or (c) Annual Report on Form 10-K for fiscal year ended February 28, 1998 (referred to as “1998 10-K”), or (d) Annual Report on Form 10-K for fiscal year ended February 29, 2000 (referred to as “2000 Form 10-K”), (e) Annual Report on Form 10-K for fiscal year ended February 28, 2001 (referred to as “2001 Form 10-K”) or (f) Annual Report on Form 10-K for fiscal year ended February 28, 2002 (referred to as “2002 Form 10-K”)

Exhibit Number	Description
* 3.1	Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

* 3.2	Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

* 3.3	Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

* 3.4	Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993 10-K)

* 4.1	Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit 4.1 to 1993 10-K)

*10.1	Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.1 to 1998 10-K)

*10.2	Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.2 to 1998 10-K)

Exhibit Number	Description
*10.3	Employment Agreement between the Company and Anthony R. Maresca dated as of March 1, 1998 (Exhibit 10.3 to 1998 10-K)

10.3A	Employment Agreement between the Company and Anthony R. Maresca dated as of March 1, 2004

*10.4	Stock Option Agreement between the Company and Anthony R. Maresca dated as of March 1, 1998 (Exhibit 10.4 to 1998 10-K)

*10.5	Registration Rights Agreement by and between the Company, Alex Trevino, Jr. and Anthony R. Maresca (Exhibit 10.5 to 1998 10-K)

*10.6	Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company, ACR Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply, Inc., as Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)

*10.7	First Amendment to Note Agreement by and among The Catalyst Fund, Ltd., the Company, ACR Supply, Inc., Total Supply, Inc. f/k/a Fabricated Systems, Inc., Heating and Cooling Supply, Inc. and West Coast HVAC Supply, Inc., dated as of April 14, 1997 (Exhibit 10.7 to 1998 10-K)

*10.8	Second Amendment and Restated Note Agreement by and between the Company, all subsidiaries of the Company, The Catalyst Fund, Ltd., and Southwest/Catalyst Capital, Ltd., dated as of January 28, 1998 (Exhibit 10.8 to 1998 10-K)

*10.9	Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.9 to 1998 10-K)

*10.10	Warrant for the Purchase of 50,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.10 to 1998 10-K)

*10.11	Warrant for the Purchase of 125,000 Shares of Common Stock of the Company issued to Southwest/Catalyst Capital, Ltd. dated January 28, 1998 (Exhibit 10.11 to 1998 10-K)

*10.12	Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.12 to 1998 10-K)

*10.13	Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

*10.14	Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

*10.15	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001. (Exhibit 10.15 to 2001 10-K)

*10.15A	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of November 30, 2001. (Exhibit 10.15A to 2002 10-K)

*10.16	1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS 333-16325)

10.17	Director Restricted Stock Agreement between the Company and Roland H. St. Cyr dated as of March 1, 2004.

10.18	Director Restricted Stock Agreement between the Company and Alan D. Feinsilver dated as of March 1, 2004

Exhibit Number	Description
10.19	Employment Agreement between the Company and A. Stephen Trevino dated as of March 1, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 14, 2004,

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 14, 200414, 2003,

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

No report on form 8-K was filed during the period from December 1, 2003 to February 29, 2004.

(c) Exhibits

See Item 14(a)(3), above.

SCHEDULE II

ACR GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Allowance written off	Balance at end of period
Year ended February 29, 2004:
Allowance for doubtful accounts:
Accounts receivable	$685	$696	$588	$793

Year ended February 28, 2003:
Allowance for doubtful accounts:
Accounts receivable	$844	$418	$577	$685

Year ended February 28, 2002:
Allowance for doubtful accounts:
Accounts receivable	$670	$704	$530	$844

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACR GROUP, INC.

Date: June 1, 2004	By:	/s/ ANTHONY R. MARESCA
Anthony R. Maresca Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ ALEX TREVINO, JR. Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	June 1, 2004

/s/ ANTHONY R. MARESCA Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	June 1, 2004

/s/ A. STEPHEN TREVINO A. Stephen Trevino	Senior Vice President, General Counsel and Director	June 1, 2004

/s/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	June 1, 2004

/s/ ROLAND H. ST. CYR Roland H. St. Cyr	Director	June 1, 2004