Form 10-Q
period 2004-05-31
ACR GROUP INC
filed 2004-07-15
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 0-12490

ACR GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2008473.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Wilcrest Drive, Suite 440, Houston, Texas	77042-6039.
(Address of principal executive offices)	(Zip Code)

(713) 780-8532

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as filed in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

Shares of Common Stock outstanding at June 30, 2004 - 10,681,294.

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	May 31, 2004	February 29, 2004
	(Unaudited)
Current assets:
Cash	$58	$52
Accounts receivable, net of allowance for doubtful accounts of $987 and $793	23,198	18,120
Inventory	30,498	27,833
Prepaid expenses and other	1,059	1,120
Deferred income taxes	1,204	1,167

Total current assets	56,017	48,292

Property and equipment, net of accumulated depreciation	4,445	4,461
Goodwill, net of accumulated amortization	5,258	5,258
Other assets	793	716

Total assets	$66,513	$58,727

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31, 2004	February 29, 2004
	(Unaudited)
Current liabilities:
Current maturities of long-term debt and capital lease Obligations	$399	$407
Accounts payable	24,975	18,756
Accrued expenses and other liabilities	3,619	3,248

Total current liabilities	28,993	22,411

Revolving line of credit	21,230	21,086
Long-term debt and capital lease obligations, less current maturities	1,546	1,645
Deferred Income Taxes	224	219

Total long-term obligations	23,000	22,950

Shareholders’ equity:
Common stock	107	107
Deferred restricted stock compensation	117	—
Additional paid-in capital	41,691	41,691
Accumulated deficit	(27,395)	(28,432)

Total shareholders’ equity	14,520	13,366

Total liabilities and shareholders’ equity	$66,513	$58,727

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended May 31,
	2004	2003
Sales	$50,045	$42,317
Cost of sales	38,887	33,012

Gross profit	11,158	9,305

Selling, general and administrative costs	9,247	8,233

Operating income	1,911	1,072

Interest expense	364	385
Other non-operating (income)	(142)	(103)

Income before income taxes	1,689	790

Provision for income taxes:
Current	684	154
Deferred	(32)	148

Net income	$1,037	$488

Earnings per share:
Basic	$.10	$.05

Diluted	$.09	$.05

Weighted average shares outstanding:
Basic	10,681	10,681

Diluted	10,996	10,681

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended May 31,
	2004	2003
Operating activities:
Net income	$1,037	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	258
Provision for doubtful accounts	194	166
Gain on sale of assets	(2)	—
Deferred income tax (benefits) expense	(32)	148
Deferred restricted stock compensation	117	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,272)	(3,874)
Inventory	(2,665)	(1,404)
Prepaid expenses and other assets	(16)	(412)
Accounts payable	6,219	5,923
Accrued expenses and other liabilities	369	533

Net cash provided by operating activities	189	1,826

Investing activities:
Acquisition of property and equipment	(222)	(127)
Proceeds from disposition of assets	2	179

Net cash (used in) provided by investing activities	(220)	52

Financing activities:
Net borrowings (payments) on revolving credit facility	144	(1,809)
Payments on long-term debt	(107)	(123)

Net cash provided (used in) by financing activities	37	(1,932)

Net increase (decrease) in cash	6	(54)
Cash at beginning of year	52	104

Cash at end of period	$58	$50

Non-cash sale of subsidiary’s inventory and tangible capital assets for issuance of a note receivable	$—	$244

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - Basis of Presentation

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended February 29, 2004 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended May 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2005.

Certain reclassifications were made to the prior year’s financial statements to conform with current year presentation.

2 - Summary of Significant Accounting Policies

For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2004 and to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123, “Accounting for Stock-based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company has elected to follow the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employees stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended May 31,
	2004	2003
Net income applicable to common shareholders as reported	$1,037	$488
Total stock-based employee compensation expense under fair value method for all awards, net of tax	38	—

Pro forma income applicable to common Shareholders	$999	$488

Basic earnings per share:
As reported	$.10	$.05

Pro forma	$.09	$.05

Diluted earnings per share:
As reported	$.10	$.05

Pro forma	$.09	$.05

3 - Contingent Liabilities

The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of May 31, 2004, the cost of such inventory held in the bonded warehouses was approximately $ 6,761,000.

The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and the supplier has never enforced its right to demand payment, instead permitting such inventory to remain on consignment. As of May 31, 2004, inventory of approximately $168,000 remained on consignment although it had been held in excess of the allowable period of time.

4 - Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. The Company accounts for goodwill in accordance with SFAS Number 142. Goodwill attributable to each of the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at least annually. On an ongoing basis (absent any impairment indicators), the Company performs the annual impairment test as of the end of its fiscal year.

5 - Stock Option Agreements and Equity Transactions

Effective March 1, 2004, both the Chief Financial Officer and the General Counsel of the Company entered into employment contracts that each provide for the contingent issuance of 500,000 shares of Stock upon both continuation of employment and attainment of specified financial performance objectives by the Company. Up to 125,000 shares will vest for each officer on each of the four succeeding anniversary dates of the grant if the performance objectives are also satisfied. Any such shares not fully vested as of March 1, 2009, will be forfeited and returned to the Company. For the quarter ended May 31, 2004, the Company recognized $109,375 as compensation expense related to the expected results of the performance objectives under the employment agreements.

Effective March 1, 2004, the two outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. The shares will vest annually pro-rata over such period. The Company will recognize $121,800 as compensation expense ratably over the four-year period for the restricted stock grant. For the quarter ended May 31, 2004, the Company recognized $7,613 compensation expense related to the directors restricted stock grants.

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of two years. On March 23, 2004, a total of 93,500 options granted under the plan in March 1999 were extended until March 23, 2006. The extension created a new measurement date for valuing the options. No compensation expense was recognized because the market price of the stock was equal to the option price on the date of extension.

6 - New Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002, and other provisions of the EITF are effective for arrangements entered into after November 21, 2003. The Company’s accounting for consideration received from vendors is consistent with the provisions of EITF 02-16 as of May 31, 2004.

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

7 - Income Taxes

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

8 - Debt

The Company has a revolving line of credit arrangement with a commercial bank. The maximum amount that may be borrowed under the revolving line of credit is $25 million, and $1 million for capital expenditures. At May 31, 2004, the Company had available credit of $2.2 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. The terms of the agreement allow the line of credit to be extended for one year terms unless either party gives notification of its intent to terminate the agreement. As discussed below, the Company is seeking alternative financing and has notified the commercial bank of its intent to terminate the agreement upon successful completion of a new revolving line of credit agreement.

The Company has agreed in principle to the terms of a new bank loan agreement, which would replace all of the credit facilities described above. The new loan agreement provides for a $30 million revolving line of credit and a $5 million credit facility for purchases of equipment and real estate. The interest rate on borrowings under the new loan agreement is expected to be 75 to 125 basis points less than the Company’s current rate. The new loan agreement is expected to close at or about the end of the second quarter ending August 31, 2004. The Company has excluded from current liabilities $21.2 million related to the outstanding revolving line of credit agreement because the terms of the new financing arrangement provide for a maturity in excess of one year. The Company intends to consummate refinancing under its existing agreement if the proposed new financing does not close.

9 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 31, 2004 and 2003 (in thousands except per share data):

	Three Months Ended May 31,
	2004	2003
Numerator:
Net income	$1,037	$488
Numerator for basic and diluted earnings per share – income available to common shareholders	$1,037	$488

Denominator:
Denominator for basic earnings per share - weighted average shares	10,681	10,681
Effect of dilutive securities:
Stock options	44	—
Restricted stock grants	271	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	10,996	10,681

Basic earnings per share	$.10	$.05

Diluted earnings per share	$.09	$.05

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

ACR Group, Inc. and its subsidiaries (collectively, the “Company”) is an independent distributor of heating, air conditioning and refrigeration (“HVACR”) equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. Substantially all of the Company’s sales are to contractor dealers and institutional end-users. Generally accepted accounting principles allow the aggregation of an enterprise’s segments if they are similar. Although the Company operates in different geographic areas, the Company’s management has reviewed the aggregation criteria and determined that the Company operates as a single segment based on the high degree of similarity of the Company’s operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2003

The Company recognized net income of $1,037,000 for the quarter ended May 31, 2004 (fiscal 2005) compared to $488,000 for the quarter ended May 31, 2003 (fiscal 2004), an increase of 113%, and represented the most profitable first fiscal quarter in the Company’s history. Each of the Company’s six business units, except for the Texas-based unit, generated operating income at least 10% greater than the preceding year. The Texas-based unit was adversely affected by unusually high rainfall in April and early May, which reduced demand for the Company’s products. Business units based in Colorado and California generated the highest rate of growth in net income over the previous year. A resurgence in economic development in Colorado enabled that business unit to earn its highest first quarter income since fiscal 2001. The California business unit sustained the momentum it developed in fiscal 2004.

Consolidated sales increased 18% to $50.0 million during the quarter ended May 31, 2004, compared to $42.3 million for the quarter ended May 31, 2003. Same-store sales for the first quarter increased 16% over the quarter ended May 31, 2003. In the first five months of calendar 2004, same-store sales also increased 16% over 2003, compared to a 12% increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association. Same-store comparisons exclude two non-core business units that were sold in fiscal 2004, a branch closed in fiscal 2004 and four new branches opened since June 2003. Sales under a contract with a customer that commenced in the second quarter of fiscal 2004 represented 3 percentage points of the increase in consolidated and same-store sales in the first quarter of fiscal 2005. An analysis of sales growth by business unit for the quarter is comparable to the analysis of changes in income presented in the preceding paragraph.

The Company’s consolidated gross margin percentage on sales was 22.3% for the quarter ended May 31, 2004, compared to 22.0% for the quarter ended May 31, 2003. The increase in gross margin percentage was broad-based across all business units and resulted from continuous improvement in both purchasing terms with suppliers and customer pricing disciplines. The Company earns a relatively low gross margin percentage on the large volume contract described in the preceding paragraph; sales under this contract decreased consolidated gross margin percentage for the quarter ended May 31, 2004 by 0.5 percentage points.

Selling, general and administrative (“SG&A”) expenses increased by 11% in the quarter ended May 31, 2004, compared to the same quarter of 2003. Same-store SG&A expenses increased 10% over the same periods, generally because of the much higher sales volumes in fiscal 2005. Expressed as a percentage of sales, SG&A expenses decreased in the first quarter from 19.5% in 2003 to 18.3% in 2004.

Interest expense decreased 5% from May 31, 2004 to May 31, 2003 because of a decrease in the average interest rates on the Company’s indebtedness. Average funded indebtedness increased 4% in the quarter ended May 31, 2004, compared to the preceding year, as the Company utilized its revolving credit line for working capital requirements associated with the increase in sales over the preceding year.

The Company has estimated a combined federal and state income tax rate of 38.6% for the quarter ended May 31, 2004, compared to 38.2% for the quarter ended May 31, 2003, with the difference attributable to additional state income taxes. In the first quarter of fiscal 2004, slightly less than half of the provision for income taxes was charged to deferred taxes because of federal income tax loss carryforwards. The Company has no loss carryforwards to utilize in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended May 31, 2004, the Company generated cash flow from operations of $189,000, compared to $1,826,000 in the same quarter of 2003, as cash was utilized for working capital needed to support new branches and higher sales volumes. Gross accounts receivable represented 42 days of gross sales as of May 31, 2004 compared to 39 days at May 31, 2003, with the increase attributed to the fact that the last three days of May 2004 were a holiday weekend. Inventory at May 31, 2004 was 10% greater than at May 31, 2003, with the majority of the additional inventory located at branches opened since June 2003.

The Company has credit facilities with a commercial bank (“Bank”) which include an $25 million revolving line of credit, and $1 million for capital expenditures. Outstanding borrowings on the revolving credit line change daily depending on cash collections and disbursements. During the quarter ended May 31, 2004, the Company did not borrow additional funds from its capital expenditure facility. At May 31, 2004, the Company had available credit of $2.2 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. As of May 31, 2004, borrowings under both credit facilities bear interest at either the prime rate or LIBOR plus 2.50%, and the Company had elected the LIBOR option on substantially all outstanding borrowings. The Company has a fixed interest rate on $8 million of borrowings under the facility through April 2005, and the balance of borrowings bears interest at a floating rate. As of May 31, 2004, the average interest rate on all borrowings was 5.68%.

The Company has agreed in principle to the terms of a new bank loan agreement, which would replace all of the credit facilities described above. The new loan agreement provides for a $30 million revolving line of credit and a $5 million credit facility for purchases of equipment and real estate. The interest rate on borrowings under the new loan agreement is expected to be 75 to 125 basis points less than the Company’s current rate. The new loan agreement is expected to close at or about the end of the second quarter ending August 31, 2004. The Company has excluded from current liabilities $21.2 million related to the outstanding revolving line of credit agreement because the terms of the new financing arrangement provide for a maturity in excess of one year. The Company intends to consummate refinancing under its existing agreement if the proposed new financing does not close.

Management believes that availability under the present revolving credit facility is adequate to meet the Company’s working capital requirements of its existing operations, debt service requirements and anticipated capital expenditures. In addition to reducing the average interest rate on borrowings, the new loan agreement, if it is closed as presently anticipated, would provide additional funds to both finance additional growth through new branch operations or small acquisitions and enable the Company to take advantage of certain advantageous payment terms with suppliers.

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

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002, and other provisions of the EITF are effective for arrangements entered into after November 21, 2003. The Company’s accounting for consideration received from vendors is consistent with the provisions of EITF 02-16 as of May 31, 2004.

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

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, and when specified purchase volume levels are reached. Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances

Inventory

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At May 31, 2004 the Company had $22.7 million outstanding under its senior credit facility, of which $14.7 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $147,000, or $.01 per basic and diluted share, on an annual basis.

Item 4. - Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 4. –Submission of Matters to a Vote of Security Holders

None

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003,

31.1	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003,

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed an 8-K on May 20, 2004; filing its financial results for its fiscal year ended February 29, 2004. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

July 15, 2004	/s/ Anthony R. Maresca
Date	Anthony R. Maresca Senior Vice-President and Chief Financial Officer