Form 10-K/A
period 2004-02-29
ACR GROUP INC
filed 2004-10-15
CIK 711307

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

For Annual Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 29, 2004

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

EXPLANATORY NOTE

This Form 10-K/A is being filed to revise certain sections of the Form 10-K for the year ended February 29, 2004, which the Company previously filed with the Securities and Exchange Commission on June 1, 2004. The Company has concluded that it improperly accounted for certain interest rate derivative instruments that were originally entered into in September 2000 and April 2001. The Company did not properly record the fair value of the derivative instruments and the change to the fair value of the derivative instruments as derivative interest gain or loss in the statements of operations for the periods affected. The following sections are amended in this Form 10-K/A.

Item 6. Selected Financial Data is amended to revise Income Statement Data for the years ended February 28, 2002 and 2003, and February 29, 2004, and Balance Sheet Data as of February 28, 2002 and 2003, and February 29, 2004.

Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations is amended under the captions Results of Operations, Critical Accounting Policies, and Liquidity and Capital Resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk is revised.

Item 8. Financial Statements and Supporting Data is revised to amend the consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended February 29, 2004. Also amended or added are the following Notes to Consolidated Financial Statements: 1 - Description of Business and Summary of Significant Accounting Policies, under the paragraphs “Interest Rate Derivative Instruments” and “Stock-Based Compensation”; 2 – Restatement; 6 – Income Taxes; and 10 – Quarterly Results (Unaudited).

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this form 10-K/A under Item 15 of Part IV.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Annual Report on Form 10-K for the year ended February 29, 2004, as originally filed on June 1, 2004, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments.

In connection with the restatement, the Company has reclassified payments made on derivative instruments from interest expense to interest derivative gain or loss; recorded changes in the fair value of such instruments as interest derivative gain or loss; and the related effect of such changes in fair value. The net effect of all the restatement adjustments is as follows:

	Fiscal year ended
	February 29, 2004	February 28,
		2003	2002
	(in thousands, except per share data)
Increase (decrease) to net income before cumulative effect of accounting change due to restatement to record unrealized derivative gain (loss), (net of taxes)	$216	$(103)	$(208)
Cumulative effect of accounting change (net of taxes)			(212)

Increase (decrease) to net income due to restatement to record unrealized derivative gain (loss)	$216	$(103)	$(420)

Increase (decrease) to earnings (loss) per share basic and diluted:
Before cumulative effect of accounting change:	$.02	$(.01)	$(.02)
Cumulative effect of accounting change	$—	$—	$(.02)

	$.02	$(.01)	$(.04)

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

The Company has not recorded a current provision for income taxes other than federal alternative minimum taxes and state income taxes for fiscal years 2000 through 2003 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. In fiscal 2003, the Company recorded deferred federal income tax expense of $251,000 to reduce the carrying value of the net deferred tax asset that related to the benefit realized from the utilization of its net operating loss carryforward. In fiscal 2004, the Company increased its federal tax rate to 34% to provide for current taxes due and to offset the current tax asset realized primarily from the operating loss carryforward. See Management Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements.

Selected Financial Data

(in thousands, except per share data)

	Year Ended February 28 or 29,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)
Income Statement Data:

Sales	$174,353	$161,822	$155,490	$136,433	$126,468
Gross profit	38,558	35,673	33,570	29,452	28,135
Operating income	4,452	2,690	2,097	772	4,077
Income before income taxes	3,759	1,277	227	(1,341)	2,482
Provision for income taxes	(1,364)	(277)	(16)	(137)	(255)
Cumulative effect of accounting change	—	(483)	(212)	—	—

Net income (loss)	$2,395	$517	$(1)	$(1,478)	$2,227

Earnings (loss) per common share:
Basic:
Before cumulative effect of accounting change	$.22	$.09	$.02	$(.14)	$.21
Cumulative effect of accounting change	—	(.04)	(.02)	—	—

	$.22	$.05	$.00	$(.14)	$.21

Diluted:
Before cumulative effect of accounting change	$.22	$.09	$.02	$(.14)	$.20
Cumulative effect of accounting change	—	(.04)	(.02)	—	—

	$.22	$.05	$.00	$(.14)	$.20

	As of February 28 or 29,
	2004	2003	2002	2001	2000
Balance Sheet Data:

Working capital	$25,881	$22,605	$21,400	$21,170	$18,072
Total assets	58,727	52,728	56,630	54,582	44,842
Long-term obligations	23,258	22,855	24,148	24,494	17,499
Shareholders’ equity	13,058	10,663	10,146	10,147	11,630

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net income (loss) was $2,395,000 ($0.22 per share), $517,000 ($0.48 per share), ($1,000) ($0.00 per share) in fiscal 2004, 2003 and 2002, respectively. An accounting change in fiscal 2003, and significant differences in the provisions for income taxes affect the comparability of net income among such years. Income before taxes and cumulative effect of accounting change was $3,759,000, $1,277,000, $227,000 in fiscal 2004, 2003, and 2002, respectively.

The Company has restated its consolidated financial statements as of February 29, 2004 and February 28, 2003, and for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002. The purpose of the restatement was to correct previously improper accounting for interest rate derivative instruments that the Company originally entered into in September 2000 and April 2001. The Company did not properly record the fair value of the derivative and the change to the fair value of the derivative as an unrealized gain (loss) in the statements of operations for the periods affected.

Accounting for interest rate derivative instruments is governed by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was effective for the Company’s fiscal year beginning March 1, 2001, and the Company recognized a charge of $212,000 net of taxes of $109,000 in restatement to reflect the adoption of SFAS No. 133. This restatement charge was reflected as a cumulative effect of change in accounting principle in the Company’s first quarter of fiscal year 2002.

In connection with the restatement, the Company has reclassified payments made on derivative instruments from interest expense to interest derivative gain or loss; recorded changes in the fair value of such instruments as interest derivative gain or loss; and the related effect of such changes in fair value. The net effect of the restatement adjustments is as follows:

	Fiscal year ended
	February 29, 2004	February 28,
		2003	2002
	(in thousands, except per share data)
Increase (decrease) to net income before cumulative effect of accounting change due to restatement to record unrealized derivative gain (loss), (net of taxes)	$216	$(103)	$(208)
Cumulative effect of accounting change (net of taxes)			(212)

Increase (decrease) to net income due to restatement to record unrealized derivative gain (loss)	$216	$(103)	$(420)

Increase (decrease) to earnings (loss) per share basic and diluted:
Before cumulative effect of accounting change:	$.02	$(.01)	$(.02)
Cumulative effect of accounting change	$—	$—	$(.02)

	$.02	$(.01)	$(.04)

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

Interest expense decreased 19%, 28% and 26% in fiscal 2004, 2003 and 2002 compared to the preceding fiscal years. The changes in interest expense in fiscal 2004 and 2003 resulted principally from a decrease in the average outstanding variable rate debt, and the decrease in interest expense in fiscal 2002 resulted from a series of interest rate cuts during 2001. In fiscal 2004, 2003 and 2002, interest expense was 0.6%, 0.8% and 1.2% of sales, respectively. The Company’s interest rate derivative instrument generated a loss in fiscal 2004 of $101,000, compared to a loss of $555,000 in fiscal 2003, based on monthly payments made for the difference between the fixed rate and the market rate and changes in the market value of the derivative. Other non-operating income, which consists principally of finance charges to customers, increased 4% from fiscal 2003 to fiscal 2004, after declining 11% from fiscal 2002 to fiscal 2003. The increase in non-operating income in fiscal 2004 was a result of income generated from leasing real property to the buyer of the one of the business units sold. The decline in non-operating income in fiscal 2003 resulted from the Company’s successful collection efforts that reduced the aggregate volume of delinquent customer accounts compared to the previous year.

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

Interest Rate Derivative Instruments

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as interest rate gains or losses, as applicable, in the Company’s statements of operations. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also included interest derivative gain or loss.

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

The interest rate on borrowings under the revolving credit facility is based on either the Bank’s prime rate or LIBOR and varies depending on the Company’s leverage ratio, as defined, determined quarterly. As of February 29, 2004, the applicable interest rate was the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option for substantially all amounts outstanding under the facility. At February 29, 2004, the average variable interest rate on all borrowings under the facility was 3.91%. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 29, 2004, the Company’s available credit under the facility was approximately $2.3 million.

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

The derivative instrument is an interest rate swap whereby the Company has agreed to exchange, at specified intervals, the difference between a fixed rate of 6.33% and a variable rate based upon LIBOR, amounts as calculated by reference to a notional principal amount of $8 million. The interest rate swap is scheduled to mature in April 2005. The fair value of the derivative represents a liability of $464,000 at February 29, 2004. Such liability would be realized only if the Company terminated the derivative contract prior to maturity.

The Company’s future contractual obligations and potential commercial commitments as of February 29, 2004 are summarized as follows:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving credit facility	$21,086	$—	$21,086	$—	$—
Long-term debt	1,752	283	489	216	764
Capital lease obligations	299	123	167	9	—
Operating leases	18,521	5,195	7,420	3,800	2,107

	$41,658	$5,601	$29,162	$4,025	$2,871

Other Commercial Commitments	Amounts Committed	Expiration Per Period
		Less Than 1 Year	1-3 years
Consigned inventory	$5,466	$5,466	$—
Interest rate derivative	464	—	464

	$5,930	$5,466	$464

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to three months. At February 29, 2004 the Company had $22.0 million outstanding under its senior credit facility, of which $14.0 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in annualized interest expense of approximately $140,000, or $.01 per share. The Company has an interest rate derivative instrument for a notional amount of $8 million that expires in April 2005. The instrument fixes LIBOR at 6.33% on the notional amount.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF ACR GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 29, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 29, 2004 and February 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 1, 2002, the Company changed its method of accounting for goodwill.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheets as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended February 29, 2004 has been restated.

ERNST & YOUNG LLP

Houston, Texas

May 13, 2004,

except for Notes 1, 2, 4 and 6

as to which the date is October 11, 2004

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	February 29, 2004	February 28, 2003
		(Restated)
Current assets:
Cash	$52	$104
Accounts receivable, net of allowance for doubtful accounts of $793 in 2004 and $685 in 2003	18,120	15,202
Inventory	27,833	24,997
Prepaid expenses and other	1,120	311
Deferred income taxes	1,167	1,458

Total current assets	48,292	42,072

Property and equipment, net of accumulated Depreciation	4,461	4,955

Goodwill, net of accumulated amortization of $1,038 in 2004 and 2003	5,258	5,258

Deferred income taxes	—	268
Other assets	716	443

Total assets	$58,727	$52,996

The accompanying notes are an integral part

of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Restated)

	February 29, 2004	February 28, 2003
Current liabilities:
Current maturities of long-term debt	$283	$316
Current maturities of capital lease obligations	123	87
Accounts payable	18,756	16,967
Interest derivative liabilities	—	11
Accrued liabilities and other liabilities	3,249	2,097

Total current liabilities	22,411	19,478

Revolving line of credit	21,086	20,172
Interest derivative liabilities	464	780
Long-term debt	1,469	1,808
Long-term capital lease obligations	176	95
Deferred income taxes	63	—

Total long-term obligations	23,258	22,855

Shareholders’ equity:
Preferred stock. $.01 par, authorized 2,000,000 shares, none outstanding	—	—
Common stock, $.01 par, authorized 25,000,000 shares, 10,681,294 issued and outstanding in 2004 and 2003	107	107
Additional paid-in capital	41,691	41,691
Accumulated deficit	(28,740)	(31,135)

Total shareholders’ equity	13,058	10,663

Total liabilities and shareholders’ equity	$58,727	$52,996

The accompanying notes are an integral part

of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Restated)

	February 29, 2004	February 28,
		2003	2002
Sales	$174,353	$161,822	$155,490
Cost of sales	135,795	126,149	121,920

Gross profit	38,558	35,673	33,570

Selling, general and administrative expenses	34,106	32,983	31,473

Operating income	4,452	2,690	2,097
Interest expense	1,082	1,332	1,844
Interest derivative loss	101	555	557
Other non-operating (income)	(490)	(474)	(531)

Income before income taxes and cumulative effect of accounting change	3,759	1,277	227
Provision for income taxes:
Current	743	79	123
Deferred	621	198	(107)

Income before cumulative effect of accounting change	2,395	1,000	211
Cumulative effect of accounting change, net of taxes	—	(483)	(212)

Net income (loss)	$2,395	$517	$(1)

Basic and dilutive earnings per share:
Before cumulative effect of accounting change	$.22	$.09	$.02
Cumulative effect of accounting change	—	(.04)	(.02)

	$.22	$.05	$.00

The accompanying notes are an integral part

of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(Restated)

	No. of shares outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 28, 2001	10,681,294	$107	$41,691	$(31,651)	$10,147
Net (loss)	—	—	—	(1)	(1)

Balance, February 28, 2002	10,681,294	107	41,691	(31,652)	10,146
Net income	—	—	—	517	517

Balance, February 28, 2003	10,681,294	107	41,691	(31,135)	10,663

Net income	—	—	—	2,395	2,395

Balance, February 29, 2004	10,681,294	$107	$41,691	$(28,740)	$13,058

The accompanying notes are an integral part

of these financial statements

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Restated)

	February 29, 2004	February 28,
		2003	2002
Operating activities:
Net income (loss)	$2,395	$517	$(1)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
Operating activities:
Depreciation	969	1,168	1,133
Amortization	13	94	300
Provision for doubtful accounts	696	418	704
Gain on sale of assets	(26)	(7)	(21)
Market value of interest derivative	(327)	156	315
Deferred income taxes	621	(53)	(107)
Cumulative effect of accounting change	—	483	212
Changes in operating assets and liabilities:
Accounts receivable	(3,614)	1,238	(1,586)
Inventory	(3,623)	990	(2,155)
Prepaid expenses and other assets	(315)	114	238
Accounts payable	1,811	(2,445)	2,265
Accrued expenses and other liabilities	1,154	70	189

Net cash provided by (used in) operating activities	(246)	2,743	1,486

Investing activities:
Purchase of property and equipment	(528)	(636)	(766)
Proceeds from disposition of assets	281	88	61

Net cash used in investing activities	(247)	(548)	(705)

Financing activities:
Proceeds from long-term debt	914	191	888
Payments on long-term debt	(473)	(2,411)	(1,711)

Net cash provided by (used in) financing activities	441	(2,220)	(823)

Net decrease in cash	(52)	(25)	(42)
Cash at beginning of year	104	129	171

Cash at end of year	$52	$104	$129

(Continued)

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Continued)

	February 29, 2004	February 28,
		2003	2002
Schedule of non-cash investing and financing activities:
Sale of subsidiaries:
Book value of assets sold	$22	$—	$—
Book value of liabilities sold	22	—	—

Purchases of property and equipment
For notes payable	—	52	—
Under capital leases	218	20	19

Supplemental cash flow information:
Interest paid	$1,082	$1,329	$1,805
Interest derivatives payments	428	399	242
Income taxes paid	500	4	10

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

Effect of implementation of SFAS 142:

	Year Ended February 29 or 28,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net income (loss)	$2,395	$517	$(1)
Pro forma amortization expense, net of taxes	—	—	183

Pro forma net income	$2,395	$517	$182

Basic and diluted earnings per share:
As reported	$.22	$.05	$.00
Effect of implementation of SFAS 142 on earnings per share	—	—	.02

Pro forma	$.22	$.05	$.02

Interest Rate Derivative Instruments

The Company’s interest rate derivative instruments do not qualify as hedges, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instruments is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as interest derivative gains or losses, as applicable, in the Company’s statements of operations. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative instruments and the market interest rate are also included in interest derivative gain or loss.

The derivative instrument is for a notional amount of $8 million at a fixed rate of 6.33%, which exceeds the current market rate, and matures in April 2005. At February 29, 2004 and February 28, 2003, the Company recorded a liability of $464 and $780, respectively, to report the instrument at fair value. The Company also had an interest rate derivative with a notional amount of $2 million at February 28, 2003, which matured in April 2003. At February 28, 2003, the Company recorded a liability of $11 to report this instrument at fair value. For the years ended February 29, 2004, February 28, 2003 and 2002, the Company recorded an unrealized gain of $327, and unrealized losses of $156 and $315, respectively, from changes in the fair value of interest rate derivative instruments during such periods.

SFAS No. 133 was effective for the Company’s fiscal year beginning March 1, 2001, and the Company recognized a charge of $212, net of taxes of $109 in restatement as the effect of adoption of SFAS No. 133. This charge was reflected as a cumulative effect of change in accounting principle in the Company’s first quarter of fiscal year 2002.

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

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Year Ended February 29 or 28,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net income (loss) applicable to common shareholders as reported	$2,395	$517	$(1)
Total stock-based employee compensation expense under fair value method for all awards, net of tax	(19)	(41)	(157)

Pro forma income (loss) applicable to common shareholders	$2,376	$476	$(158)

Basic and diluted earnings (loss) per share:
As reported	$.22	$.05	$.00
Pro forma	.22	.04	(.01)

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

2 – Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements as of February 29, 2004 and February 28, 2003, and for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002. The purpose of the restatement was to correct previously improper accounting for interest rate derivative instruments that the Company originally entered into in September 2000 and April 2001. The Company did not properly record the fair value of the derivative and the change to the fair value of the derivative as an unrealized gain (loss) in the statements of operations for the periods affected.

Accounting for interest rate derivative instruments is governed by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was effective for the Company’s fiscal year beginning March 1, 2001, and the Company recognized a charge of $212, net of taxes of $109 in restatement to reflect the adoption of SFAS No. 133. This restatement charge was reflected as a cumulative effect of change in accounting principle in the Company’s first quarter of fiscal year 2002.

The net effect of the restatement adjustments is as follows:

	Fiscal year ended
	February 29, 2004	February 28,
		2003	2002
	(in thousands, except per share data)
Increase (decrease) to net income before cumulative effect of accounting change due to restatement to record unrealized derivative gain (loss), (net of taxes)	$216	$(103)	$(208)
Cumulative effect of accounting change (net of taxes)			(212)

Increase (decrease) to net income due to restatement to record unrealized derivative gain (loss)	$216	$(103)	$(420)

Increase (decrease) to earnings (loss) per share basic and diluted:
Before cumulative effect of accounting change:	$.02	$(.01)	$(.02)
Cumulative effect of accounting change	$—	$—	$(.02)

	$.02	$(.01)	$(.04)

3 - Property and Equipment

Property and equipment consisted of the following at the end of February:

	2004	2003
Land	$311	$311
Building and leasehold improvements	3,759	3,684
Furniture and fixtures	276	262
Vehicles	1,089	1,150
Other equipment	5,322	5,379

	10,757	10,786
Less: accumulated depreciation	(6,296)	(5,831)

Net property and equipment	$4,461	$4,955

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

The interest rate on borrowings under the revolving credit facility is based on either the Bank’s prime rate or LIBOR and varies depending on the Company’s leverage ratio, as defined, determined quarterly. As of February 29, 2004, the applicable interest rate was the prime rate or LIBOR plus 2.75%, and the Company had elected the LIBOR option for substantially all amounts outstanding under the facility. At February 29, 2004, the average interest rate on all borrowings under the facility was 3.91%. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory amounts (which increases to 65% of eligible inventory amounts during certain specified months of the year). At February 29, 2004, the Company’s available credit under the facility was approximately $2.3million.

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

Rental expenses were $5,405, $4,444 and $4,668 in 2004, 2003 and 2002, respectively.

6 - Income Taxes

Federal and state income tax provisions are as follows:

	Year Ended February 29 or 28,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Federal
Current	$573	$20	$16
Deferred	621	174	(107)

State
Current	170	59	107
Deferred	—	24	—

	$1,364	$277	$16

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

	Year Ended February 29 or 28,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Tax at statutory rate	$1,278	$434	$77
Increase (reduction) in tax expense
Resulting from:
Change in valuation allowance	(102)	(961)	(804)
Nondeductible expenses	60	90	96
State income taxes	128	79	107
Expired tax credits and expired
NOL carryforwards	—	635	540

Actual income tax provision	$1,364	$277	$16

The Company recognizes a tax benefit from a net operating loss carryforward if it is more likely than not that such benefit will ultimately be realized. Such a tax benefit is recorded on the balance sheet as a deferred tax asset. The deferred tax assets and liabilities consist of the following as of February 29, 2004 and February 28, 2003:

	2004	2003
	(Restated)	(Restated)
Deferred tax assets:
NOL carryforwards	$205	$674
Section 263A capitalization	454	492
Allowance for doubtful accounts	365	274
Alternative minimum tax credit	—	71
Accrued vacation	185	179
Fixed asset depreciation	164	114
Accrued medical claims	93	—
Interest rate derivative	156	268
Other	69	33

Total deferred tax assets	1,691	2,105

Deferred tax liabilities:
Goodwill and other amortization	(472)	(162)

Net total temporary difference	1,219	1,943
Valuation allowance	(115)	(217)

Net deferred tax assets	$1,104	$1,726

The Company applied net operating loss carryforwards of $1,300 to offset taxable income during the fiscal 2004. The Company has a valuation allowance of $115 to offset California state tax net operating loss carryforwards that have been suspended by the state.

7 - Stock Option Agreements and Equity Transactions

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

A summary of the Company’s stock option activity and related information follows:

	Year Ended February 29 or 28,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding -
Beginning of year	715,500	$1.81	905,000	$1.94	941,000	$1.92
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(443,000)	2.16	(189,500)	2.40	(36,000)	1.53
Outstanding -
End of year	272,500	1.25	715,500	1.81	905,000	1.94
Exercisable-
End of year	272,500	1.25	646,833	1.89	322,667	1.98

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

9 - Earnings per Share

The numerator used in the calculations of both basic and diluted earnings per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended February 29 or 28,
	2004	2003	2002
Denominator:
Denominator for basic earnings per share-weighted average shares	10,681,294	10,681,294	10,681,294
Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	5,377

Dilutive potential common shares	—	—	5,377

Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	10,681,294	10,681,294	10,686,671

10- Quarterly Results (Unaudited and Restated)

The following Unaudited table reflects the restatement as discussed in Note 6.

	Quarter
	First	Second	Third	Fourth
Fiscal year ended February 29, 2004
Sales	$42,316	$51,543	$42,187	$38,307
Gross profit	9,305	11,348	9,130	8,776
Net income	$508	$1,538	$341	$8

Earnings per common share basic and diluted	$.05	$.14	$.03	$.00

Fiscal year ended February 28, 2003
Sales	$42,869	$47,810	$37,902	$33,241
Gross profit	9,080	10,500	8,366	7,727
Income before cumulative effect of accounting change	486	1,016	(69)	(433)
Cumulative effect of accounting change, net of taxes	(483)	—	—	—

Net income (loss)	$3	$1,016	$(69)	$(433)

Earnings (loss) per common share basic and diluted:
Before cumulative effect of accounting change	$(.04)	$.10	$(.01)	$(.04)
Cumulative effect of accounting Change	$(.04)	$—	$—	$—

	$—	$.10	$(.01)	$(.04)

Fiscal year ended February 28, 2002
Sales	$39,709	$46,509	$37,007	$32,265
Gross profit	8,601	9,920	7,981	7,068
Income before cumulative effect of accounting change	354	947	(438)	(652)
Cumulative effect of accounting change, net of taxes	(212)	—	—	—

Net income (loss)	$142	$947	$(438)	$(652)

Earnings (loss) per common share basic and diluted:
Before cumulative effect of accounting change	$(.03)	$.09	$(.04)	$(.06)
Cumulative effect of accounting Change	$(.01)	$—	$—	$—

	$(.02)	$.09	$(.04)	$(.06)

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

Exhibit Number	Description
* 3.1	Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

* 3.2	Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

* 3.3	Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

* 3.4	Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993 10-K)

* 4.1	Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit 4.1 to 1993 10-K)

*10.1	Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.1 to 1998 10-K)

*10.2	Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.2 to 1998 10-K)

*10.3	Employment Agreement between the Company and Anthony R. Maresca dated as of March 1, 1998 (Exhibit 10.3 to 1998 10-K)

* 10.3A	Employment Agreement between the Company and Anthony R. Maresca dated as of March 1, 2004

*10.4	Stock Option Agreement between the Company and Anthony R. Maresca dated as of March 1, 1998 (Exhibit 10.4 to 1998 10-K)

*10.5	Registration Rights Agreement by and between the Company, Alex Trevino, Jr. and Anthony R. Maresca (Exhibit 10.5 to 1998 10-K)

*10.6	Note Agreement between The Catalyst Fund, Ltd., as Lender, and the Company, ACR Supply, Inc., Fabricated Systems, Inc. and Heating and Cooling Supply, Inc., as Borrowers, dated as of May 27, 1993 (Exhibit 10.18 to 1993 10-K)

*10.7	First Amendment to Note Agreement by and among The Catalyst Fund, Ltd., the Company, ACR Supply, Inc., Total Supply, Inc. f/k/a Fabricated Systems, Inc., Heating and Cooling Supply, Inc. and West Coast HVAC Supply, Inc., dated as of April 14, 1997 (Exhibit 10.7 to 1998 10-K)

*10.8	Second Amendment and Restated Note Agreement by and between the Company, all subsidiaries of the Company, The Catalyst Fund, Ltd., and Southwest/Catalyst Capital, Ltd., dated as of January 28, 1998 (Exhibit 10.8 to 1998 10-K)

*10.9	Warrant for the Purchase of 750,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.9 to 1998 10-K)

*10.10	Warrant for the Purchase of 50,000 Shares of Common Stock of the Company issued to The Catalyst Fund, Ltd. dated January 28, 1998 (Exhibit 10.10 to 1998 10-K)

*10.11	Warrant for the Purchase of 125,000 Shares of Common Stock of the Company issued to Southwest/Catalyst Capital, Ltd. dated January 28, 1998 (Exhibit 10.11 to 1998 10-K)

*10.12	Registration Rights Agreement between The Catalyst Fund, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.12 to 1998 10-K)

*10.13	Registration Rights Agreement between Southwest/Catalyst Capital, Ltd. and the Company dated as of January 28, 1998 (Exhibit 10.13 to 1998 10-K)

*10.14	Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

*10.15	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001. (Exhibit 10.15 to 2001 10-K)

*10.15A	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of November 30, 2001. (Exhibit 10.15A to 2002 10-K)

*10.16	1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS 333-16325)

*10.17	Director Restricted Stock Agreement between the Company and Roland H. St. Cyr dated as of March 1, 2004.

*10.18	Director Restricted Stock Agreement between the Company and Alan D. Feinsilver dated as of March 1, 2004

*10.19	Employment Agreement between the Company and A. Stephen Trevino dated as of March 1, 2004

*21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2004

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2004

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

No report on form 8-K was filed during the period from December 1, 2003 to February 29, 2004.

(c)	Exhibits

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

Signature

/s/ Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	October 15, 2004
Alex Trevino, Jr.

/s/ Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	October 15,2004
Anthony R. Maresca

/s/ A. Stephen Trevino	Senior Vice President, General Counsel and Director	October 15, 2004
A. Stephen Trevino

/s/ Alan D. Feinsilver	Director	October 15, 2004
Alan D. Feinsilver

/s/ Roland H. St. Cyr	Director	October 15, 2004
Roland H. St. Cyr