Form 10-Q/A
period 2004-05-31
ACR GROUP INC
filed 2004-10-15
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

ACR G ROUP, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This Form 10-Q/A is being filed to revise certain sections of the Form 10-Q for the quarter ended May 31, 2004, which the Company previously filed with the Securities and Exchange Commission on July 15, 2004. The Company has concluded that it improperly accounted for certain interest rate derivative instruments that were originally entered into in September 2000 and April 2001. The Company did not properly record the fair value of the derivative instruments and the change to the fair value of the derivative instruments as an interest derivative gain “or loss” in the statements of operations for the periods affected. The following sections are amended in this Form 10-Q/A.

Item 1. Financial Statements and Supporting Data is revised to amend the consolidated balance sheets of ACR Group, Inc. and subsidiaries as of May 31, 2004 and February 29, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the quarters ended May 31, 2004 and May 31, 2003. Also amended or added are the following Notes to Consolidated Financial Statement: 3 - Restatement; 6 - Interest Rate Derivative Instruments.

Item 2. Management’s Discussion and Analysis of Financial Discussion and Results of Operations is amended under the captions Results of Operations, Critical Accounting Policies, and Liquidity and Capital Resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk is revised.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this form 10-Q/A under Item 15 of Part IV.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 as originally filed on July 15, 2004, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments.

In connection with the restatement, the Company has reclassified payments made on derivative instruments from interest expense to interest derivative gain or loss; recorded changes in the fair value of such instruments as interest derivative gain or loss; and the related effect of such changes in fair value. The net effect of all the restatement adjustments is as follows:

	Three Months Ended May 31
	2004	2003
Increase to net income due to restatement to record unrealized derivative gain	$92	$20

Increase to earnings per share:

Basic	$.01	$.00

Diluted	$.01	$.00

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

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Restated)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31, 2004	February 29, 2004
	(Unaudited)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$399	$407
Accounts payable	24,975	18,756
Interest derivative liabilities	325	—
Accrued expenses and other liabilities	3,619	3,248

Total current liabilities	29,318	22,411

Revolving line of credit	21,230	21,086
Interest derivative liabilities	—	464
Long-term debt and capital lease obligations, less current maturities	1,546	1,645
Deferred income taxes	115	63

Total long-term obligations	22,891	23,258

Shareholders’ equity:
Common stock	118	107
Additional paid-in capital	43,952	41,691
Unearned compensation—restricted stock	(2,155)	—
Accumulated deficit	(27,611)	(28,740)

Total shareholders’ equity	14,304	13,058

Total liabilities and shareholders’ equity	$66,513	$58,727

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

(Restated)

	Three months ended May 31,
	2004	2003
Sales	$50,045	$42,317
Cost of sales	38,887	33,012

Gross profit	11,158	9,305

Selling, general and administrative costs	9,247	8,233

Operating income	1,911	1,072

Interest expense	255	276
Interest derivative loss (gain)	(30)	78
Other non-operating (income)	(142)	(103)

Income before income taxes	1,828	821

Provision for income taxes:
Current	684	154
Deferred	15	159

Net income	$1,129	$508

Earnings per share:
Basic	$.11	$.05

Diluted	$.10	$.05

Weighted average shares outstanding:
Basic	10,681	10,681

Diluted	10,996	10,681

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited and Restated)

	Three months ended May 31,
	2004	2003
Operating activities:
Net income	$1,129	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	258
Provision for doubtful accounts	194	166
Gain on sale of assets	(2)	—
Market value of interest derivative	(139)	(31)
Deferred income taxes	15	159
Amortization of restricted stock compensation	117	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,272)	(3,874)
Inventory	(2,665)	(1,404)
Prepaid expenses and other assets	(16)	(412)
Accounts payable	6,219	5,923
Accrued expenses and other liabilities	369	533

Net cash provided by operating activities	189	1,826

Investing activities:
Acquisition of property and equipment	(222)	(127)
Proceeds from disposition of assets	2	179

Net cash (used in) provided by investing activities	(220)	52

Financing activities:
Net borrowings (payments) on revolving credit facility	144	(1,809)
Payments on long-term debt	(107)	(123)

Net cash provided (used in) by financing activities	37	(1,932)

Net increase (decrease) in cash	6	(54)
Cash at beginning of year	52	104

Cash at end of period	$58	$50

Non-cash sale of subsidiary’s inventory and tangible capital assets for issuance of a note receivable	$—	$244

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

1 - Basis of Presentation

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore, should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended February 29, 2004 filed on Form 10-K/A with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended May 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2005.

Certain reclassifications were made to the prior year’s financial statements to conform with current year presentation.

2 - Summary of Significant Accounting Policies

For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004 and to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

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

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended May 31, (Restated)
	2004	2003
Net income applicable to common shareholders as reported	$1,129	$508
Total stock-based employee compensation expense under fair value method for all options, net of tax	38	—

Pro forma income applicable to common shareholders	$1,091	$508

Basic earnings per share:
As reported	$.11	$.05

Pro forma	$.10	$.05

Diluted earnings per share:
As reported	$.11	$.05

Pro forma	$.10	$.05

3 - Restatement

This Form 10-Q/A is being filed to revise certain sections of the Form 10-Q for the quarter ended May 31, 2004, which the Company previously filed with the Securities and Exchange Commission on July 15, 2004. The Company has concluded that it improperly accounted for certain interest rate derivative instruments that were originally entered into in September 2000 and April 2001. The Company did not properly record the fair value of the derivative instruments and the change to the fair value of the derivative instruments as interest derivative gain or loss in the statements of operations for the periods affected.

	Three Months Ended May 31
	2004	2003
Increase to net income due to restatement to record unrealized derivative gain	$92	$20

Increase to earnings per share:

Basic	$.01	$.00

Diluted	$.01	$.00

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

5 - Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. The Company accounts for goodwill in accordance with SFAS No. 142. Goodwill attributable to each of the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at least annually. On an ongoing basis (absent any impairment indicators), the Company performs the annual impairment test as of the end of its fiscal year.

6 - Interest Rate Derivative Instruments

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as unrealized gains or losses, as applicable, in the Company’s statements of operations as interest derivative gain or loss. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative loss (gain).

The derivative instrument is an interest rate swap whereby the Company has agreed to exchange, at specified intervals, the difference between a fixed rate of 6.33% and a variable rate based upon LIBOR, amounts as calculated by reference to a notional principal amount of $8 million. The interest rate swap is scheduled to mature in April 2005. The fair value of the derivative is represented by a liability of $325,000 and $464,000, at May 31, 2004 and February 29, 2004, respectively. Such liability would be realized only if the Company terminated the derivative contract prior to maturity.

7 - Stock Option Agreements and Equity Transactions

Effective March 1, 2004, both the Chief Financial Officer and the General Counsel of the Company entered into employment contracts that each provide for the contingent issuance of 500,000 shares of stock upon both continuation of employment and attainment of specified financial performance objectives by the Company. Up to 125,000 shares will vest for each officer on each of the four succeeding anniversary dates of the grant if the performance objectives are also satisfied. Any such shares not fully vested as of March 1, 2009, will be forfeited and returned to the Company. For the quarter ended May 31, 2004, the Company recognized $109,000 as compensation expense related to the expected results of the performance objectives under the employment agreements.

Effective March 1, 2004, the two outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Such shares will vest annually pro-rata over such period. The Company will recognize $122,000 as compensation expense ratably over the four-year period for the restricted stock grant. For the quarter ended May 31, 2004, the Company recognized $8,000 compensation expense related to the directors restricted stock grants.

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. On March 23, 2004, the expiration date of 93,500 options granted under the plan in March 1999 was extended until March 23, 2006. The extension created a new measurement date for valuing the options. No compensation expense was recognized because the market price of the stock was equal to the option price on the date of extension.

8 - New Accounting Pronouncements

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

9 - Income Taxes

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

10 - Debt

The Company has a revolving line of credit arrangement with a commercial bank. The maximum amount that may be borrowed under the revolving line of credit is $25 million, and $1 million for capital expenditures. At May 31, 2004, the Company had available credit of $2.2 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. The terms of the agreement allow the line of credit to be extended for one year unless either party gives notification. As discussed below, the Company is seeking alternative financing and has requested to terminate the agreement upon success completion of an agreement with a new bank.

The Company has agreed in principle to the terms of a new bank loan agreement, which would replace all of the credit facilities described above. The new loan agreement provides for a $30 million revolving line of credit and a $5 million credit facility for purchases of equipment and real estate. The interest rate on borrowings under the new loan agreement is expected to be 75 to 125 basis points less than the Company’s current rate. The new loan agreement is expected to close at or about the end of the second quarter ending August 31, 2004, although neither party is yet bound to the agreement. The Company has excluded from non-current liability $21.2 million related to the loan agreement because of the refinancing under the new plan will allow for terms in excess of one year.

11 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended May 31, 2004 and 2003 (in thousands except per share data):

	Three Months Ended May 31, (Restated)
	2004	2003
Numerator:
Net income	$1,129	$508
Numerator for basic and diluted earnings per share – income available to common shareholders	$1,129	$508

Denominator:
Denominator for basic earnings per share - weighted average shares	10,681	10,681
Effect of dilutive securities:
Stock options	44	—
Restricted stock grants	271	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	10,996	10,681

Basic earnings per share	$.11	$.05

Diluted earnings per share	$.10	$.05

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

This report on Form 10-Q/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties may include the availability of debt or equity capital to fund the Company’s working capital requirements, unusual weather conditions, the effects of competitive pricing, the strength of construction markets and general economic conditions. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2003

The Company recognized net income of $1,129,000 for the quarter ended May 31, 2004 (fiscal 2005) compared to $508,000 for the quarter ended May 31, 2003 (fiscal 2004), an increase of 122%, and represented the most profitable first fiscal quarter in the Company’s history. Each of the Company’s six business units, except for the Texas-based unit, generated operating income at least 10% greater than the preceding year. The Texas-based unit was adversely affected by unusually high rainfall in April and early May, which reduced demand for the Company’s products. Business units based in Colorado and California generated the highest rate of growth in net income over the previous year. A resurgence in economic development in Colorado enabled that business unit to earn its highest first quarter income since fiscal 2001. The California business unit sustained the momentum it developed in fiscal 2004.

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

Selling, general and administrative (“SG&A”) expenses increased by 12% in the quarter ended May 31, 2004, compared to the same quarter of 2003. Same-store SG&A expenses increased 10% over the same periods, generally because of the much higher sales volumes in fiscal 2005. Expressed as a percentage of sales, SG&A expenses decreased in the first quarter from 19.5% in 2003 to 18.5% in 2004.

Interest expense decreased 8% from May 31, 2004 to May 31, 2003 because of a decrease in the average interest rates on the Company’s indebtedness. Average funded indebtedness increased 4% in the quarter ended May 31, 2004, compared to the preceding year, as the Company utilized its revolving credit line for working capital requirements associated with the increase in sales over the preceding year.

The Company has estimated a combined federal and state income tax rate of 38.3% for the quarter ended May 31, 2004, compared to 38.2% for the quarter ended May 31, 2003, with the difference attributable to additional state income taxes. In the first quarter of fiscal 2004, slightly less than half of the provision for income taxes was charged to deferred taxes because of federal income tax loss carryforwards. The Company has no loss carryforwards to utilize in fiscal 2005.

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

The Company has credit facilities with a commercial bank (“Bank”) which include a $25 million revolving line of credit, and $1 million for capital expenditures. Outstanding borrowings on the revolving credit line change daily depending on cash collections and disbursements. During the quarter ended May 31, 2004, the Company did not borrow additional funds from its capital expenditure facility. At May 31, 2004, the Company had available credit of $2.2 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. As of May 31, 2004, borrowings under both credit facilities bear interest at either the prime rate or LIBOR plus 2.50%, and the Company had elected the LIBOR option on substantially all outstanding borrowings. As of May 31, 2004, the average interest rate on all borrowings was 3.72%.

The Company has agreed in principle to the terms of a new bank loan agreement, which would replace all of the credit facilities described above. The new loan agreement provides for a $30 million revolving line of credit and a $5 million credit facility for purchases of equipment and real estate. The interest rate on borrowings under the new loan agreement is expected to be 75 to 125 basis points less than the Company’s current rate. The new loan agreement is expected to close at or about the end of the second quarter ending August 31, 2004, although neither party is yet bound to the agreement. The Company has classified the debt related to the loan agreement as a non-current liability.

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

The Company has an interest rate derivative instrument for a notional amount of $8 million that expires in April 2005. The fair value of the derivative represents by a liability of $325,000 and $464,000, at May 31, 2004 and February 29, 2004, respectively. Such liability would be realized only if the Company terminated the derivative contract prior to maturity.

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

Interest Rate Derivative Instruments

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as interest derivative gains or losses, as applicable, in the Company’s statements of operations. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative gain or loss.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to three months. At May 31, 2004 the Company had $22.7 million outstanding under its senior credit facility, of which $14.7 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in annualized interest expense of approximately $147,000, or $.01 per share. The Company has an interest rate derivative instrument for a notional amount of $8 million that expires in April 2005. The instrument fixes LIBOR at 6.33% on the notional amount.

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

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 4. –Submission of Matters to a Vote of Security Holders

None

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2004,

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2004,

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed an 8-K on May 20, 2004; filing its financial results for its fiscal year ended February 29, 2004. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

October 15, 2004	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and
Chief Financial Officer