Form 10-Q
period 2004-08-31
ACR GROUP INC
filed 2004-10-15
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as filed in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Shares of Common Stock outstanding at September 30, 2004 - 10,712,294.

ACR GROUP, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.— Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	August 31, 2004	February 29, 2004
	(Unaudited)
Current assets:
Cash	$42	$52
Accounts receivable, net of allowance for doubtful accounts of $1,187 and $793	24,472	18,120
Inventory	32,721	27,833
Prepaid expenses and other	602	1,120
Deferred income taxes	1,683	1,167

Total current assets	59,520	48,292

Property and equipment, net of accumulated depreciation	4,398	4,461
Goodwill, net of accumulated amortization	5,258	5,258
Other assets	787	716

Total assets	$69,963	$58,727

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	August 31, 2004	February 29, 2004
	(Unaudited)	(Restated)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$398	$407
Accounts payable	21,301	18,756
Interest derivative liabilities	233	—
Accrued expenses and other liabilities	5,408	3,248

Total current liabilities	27,340	22,411

Revolving line of credit	24,483	21,086
Long-term debt and capital lease obligations, less current maturities	1,447	1,645
Interest derivative liabilities	—	464
Deferred income taxes	246	63

Total long-term obligations	26,176	23,258

Shareholders’ equity:
Common stock	118	107
Additional paid-in capital	43,952	41,691
Unearned compensation—restricted stock	(2,077)	—
Accumulated deficit	(25,546)	(28,740)

Total shareholders’ equity	16,447	13,058

Total liabilities and shareholders’ equity	$69,963	$58,727

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,		Six months Ended August 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Sales	$59,538	$51,543	$109,583	$93,860
Cost of sales	45,889	40,195	84,776	73,207

Gross profit	13,649	11,348	24,807	20,653
Selling, general and administrative costs	10,134	8,795	19,381	17,028

Operating income	3,515	2,553	5,426	3,625
Interest expense	280	266	535	542
Interest derivative loss (gain)	7	(58)	(23)	21
Other non-operating (income)	(171)	(122)	(313)	(226)

Income before income taxes	3,399	2,467	5,227	3,288
Provision for income taxes:
Current	1,680	442	2,364	596
Deferred	(346)	487	(331)	646

Net income	$2,065	$1,538	$3,194	$2,046

Earnings per share:
Basic	$.19	$.14	$.30	$.19

Diluted	$.19	$.14	$.30	$.19

Weighted average shares outstanding:
Basic	10,681	10,681	10,681	10,681

Diluted	10,847	10,681	10,789	10,681

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended August 31,
	2004	2003
Operating activities:		(Restated)
Net income	$3,194	$2,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473	513
Provision for doubtful accounts	394	354
Market value of interest derivative	(231)	(198)
Deferred income taxes	(331)	645
Amortization of restricted stock compensation	194	—
Other	(1)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,746)	(6,033)
Inventory	(4,888)	(1,352)
Prepaid expenses and other assets	447	(614)
Accounts payable	2,545	3,019
Accrued expenses and other liabilities	2,159	1,401

Net cash (used in) operating activities	(2,791)	(224)

Investing activities:
Acquisition of property and equipment	(412)	(231)
Proceeds from disposition of assets	2	181

Net cash (used in) investing activities	(410)	(50)

Financing activities:
Net borrowings on revolving credit facility	3,254	428
Payments on long-term debt	(63)	(217)

Net cash provided by provided by financing activities	3,191	211

Net (decrease) in cash	(10)	(63)
Cash at beginning of year	52	104

Cash at end of period	$42	$41

Non-cash sale of subsidiaries’ inventory, property and equipment and other net assets	$—	$804

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - Basis of Presentation

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore, should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended February 29, 2004 filed on Form 10-K/A with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended and six months ended August 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2005.

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

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income applicable to common shareholders as reported	$2,065	$1,538	$3,194	$2,046
Total stock-based employee compensation expense under fair value method for all awards, net of tax	38	—	76	1

Pro forma income applicable to common
Shareholders	$2,027	$1,538	$3,118	$2,045

Basic earnings per share:
As reported	$.19	$.14	$.30	$.19

Pro forma	$.19	$.14	$.29	$.19

Diluted earnings per share:
As reported	$.19	$.14	$.30	$.19

Pro forma	$.19	$.14	$.29	$.19

3 - Restatement

The Company filed a restated annual report on Form 10-K/A on October 15, 2004. Prior quarterly results were restated in Note 10, Quarterly Results, of the Form 10-K/A. The Company had concluded that it improperly accounted for certain interest rate derivative instruments that were originally entered into in September 2000 and April 2001. The Company did not properly record the fair value of the derivative and the change to the fair value of the derivative as an unrealized gain or loss in the statements of operations for the periods affected.

In connection with the restatement, the Company has reclassified payments made on derivative instruments from interest expense to interest derivative gain or loss; recorded changes in the fair value of such instruments as interest derivative gain or loss; and the related effect of such changes in fair value. The net effect of all the restatement adjustments is as follows:

	Three Months Ended August 31,	Six Months Ended August 31,
	2003	2003
Increase to net income due to restatement to record unrealized derivative gain	$110	$130

Increase to earnings per share:
Basic	$.01	$.01

Diluted	$.01	$.01

4 - Contingent Liabilities

The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of August 31, 2004, the cost of such inventory held in the bonded warehouses was approximately $4,655,000.

The terms of the consignment agreement further provide that the Company may be required to purchase inventory not sold within a specified period of time. Historically, most consigned inventory is sold before the specified purchase date, and prior to August 31, 2004, the supplier had never enforced its right to demand payment, instead permitting such inventory to remain on consignment. At August 31, 2004, the Company agreed to purchase approximately $300,000 of inventory that had been on consignment more than one year. The Company expects that most of this equipment will be sold before the end of fiscal 2005.

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

6 - Interest Rate Derivative Instruments

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as unrealized gains or losses, as applicable, in the Company’s statements of operations as interest derivative loss or gain. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative loss or gain.

The derivative instrument is an interest rate swap whereby the Company has agreed to exchange, at specified intervals, the difference between a fixed rate of 6.33% and a variable rate based upon LIBOR, amounts as calculated by reference to a notional principal amount of $8 million. The interest rate swap was scheduled to mature in April 2005. However, the Company elected to terminate the agreement early and settle the remaining outstanding liability with a payment of $238,000 in September 2004 as part of the refinancing arrangement discussed in Note 8. The fair value of the derivative is represented by a liability of $233,000 and $464,000, at August 31, 2004 and February 29, 2004, respectively.

7 - Stock Option Agreements and Equity Transactions

Effective March 1, 2004, both the Chief Financial Officer and the General Counsel of the Company entered into employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon both continuation of employment and attainment of specified financial performance objectives by the Company. After the end of the first quarter, it was recognized that certain provisions of the agreements led to differing interpretations of the timing and number of shares that could vest under certain financial performance conditions. A process commenced at that time to amend the agreements to clarify the terms. In September 2004, the agreements were revised to extend the vesting period and eliminate the performance criteria. Under the revised agreements, the restricted stock will vest ratably over six years beginning March 1, 2004, subject only to continuation of employment of the officers. As a result of this revision, September 27, 2004 established a new measurement date for valuing the restricted stock. On that date the Company’s share price was $2.15, and accordingly, the Company has recorded $2,150,000 as deferred compensation, which will be amortized on a straight-line basis as compensation expense over the six-year vesting period of the grants. As the amendment clarified provisions identified at the end of the first quarter, and adjustment was made in the second quarter to reflect year-to-date compensation expense based on the new terms. For the three and six-month periods ended August 31, 2004, compensation expense recognized under the agreements was $70,000 and $179,000, respectively.

Effective March 1, 2004, the two outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Such shares will vest annually pro-rata over such period. The Company will recognize $122,000 as compensation expense ratably over the four-year period for the restricted stock grants. For the three and six-month periods ended August 31, 2004, the Company recognized $8,000 and $15,000, respectively, as compensation expense related to the directors restricted stock grants.

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. On March 23, 2004, the expiration date of 93,500 options granted under the plan in March 1999 was extended until March 23, 2006. The extension created a new measurement date for valuing the options. No compensation expense has been recognized since, at the date of grant, the market price of the stock was equal to the option price on the date of extension.

8- Debt

The Company has a revolving line of credit arrangement with a commercial bank. The maximum amount that may be borrowed under the revolving line of credit was increased from $25 million to $30 million during the quarter ended August 31, 2004, and an additional $1 million may be borrowed for capital expenditures. At August 31, 2004, the Company had available credit of $2.2 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. The terms of the agreement allow the line of credit to be extended for one year unless either party gives notification. In June 2004, the Company notified the bank of its intention to terminate the arrangement.

On September 7, 2004, the Company entered into a direct financing agreement (“Agreement”) with another commercial bank. The Agreement provides to the Company a $30 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The Agreement replaces the Company’s previous financing arrangement noted above.

The amount that may be borrowed under the new revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. As of September 7, 2004, the Company’s borrowing base exceeded $30 million. The Company initially borrowed $26.5 million under the revolving credit line and $0.8 million under the credit line for capital expenditures and real estate to repay its obligations to the former lender.

The interest rate under the Agreement is initially LIBOR plus 1.625%, which is 0.625% less than under the Company’s previous borrowing arrangement, or the Prime Rate less 0.125%. The Company has initially elected to use the LIBOR rate option for substantially all of its borrowings. The incremental percentage above LIBOR may vary depending on the Company’s leverage and financial performance. The Agreement also requires the Company to pay monthly a fee of 0.25% per annum on the average unused portion of the revolving credit line. All of the Company’s assets are pledged as collateral for borrowings under the Agreement.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. At the inception of the Agreement, the Company is in compliance with all such covenants. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the bank a right to accelerate all outstanding indebtedness under the Agreement.

The Agreement does not require the Company to use lockbox or similar arrangements pursuant to which the bank would exercise control over collection proceeds and the discretion to reduce indebtedness under the Agreement. If an Event of Default exists, the bank may offset against the Company’s indebtedness all funds of the Company that are held in accounts at the bank. The Company is not required to maintain deposit balances at the bank, although the Company has initially elected to utilize the bank’s treasury management services.

9 - New Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002, and other provisions of the EITF are effective for arrangements entered into after November 21, 2003. The Company’s accounting for consideration received from vendors is consistent with the provisions of EITF 02-16 as of August 31, 2004.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a Variable Interest Entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Interpretation is effective for all Variable Interest Entities created after January 31, 2003, and is effective for special purpose entities created before

February 1, 2003 for the first reporting period after December 15, 2003 and for non-special purpose entities for the first reporting period beginning after March 15, 2004. The adoption of the Interpretation did not have nor is expected to have a material impact on the Company’s financial statements.

10 - Income Taxes

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

11 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the six months and the three months ended August 31, 2004 and 2003 (in thousands except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Numerator for basic and diluted earnings per share
Net income	$2,065	$1,538	$3,194	$2,046

Denominator:
Denominator for basic earnings per share—weighted average shares	10,681	10,681	10,681	10,681
Effect of dilutive securities:
Stock options	105	—	75	—
Restricted stock grants	72	—	39	—

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	10,847	10,681	10,789	10,681

Basic earnings per share	$.19	$.14	$.30	$.19

Diluted earnings per share	$.19	$.14	$.30	$.19

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2004 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2003

The Company recognized net income of $3,194,000 for the six months ended August 31, 2004 (fiscal 2005) compared to $2,046,000 for the six months ended August 31, 2003 (fiscal 2004) an increase of 56%. The Company’s financial improvement was broad-based, as each of the Company’s six business units, except for the Texas-based unit, generated operating income at least 40% greater than the preceding year. The Texas-based unit was adversely affected by unusually high rainfall and relatively mild temperatures throughout the summer, which reduced demand for the Company’s products. Business units based in Colorado and California generated the highest rate of growth in net income over the previous year. A resurgence in economic development in Colorado enabled that business unit to earn its highest six-month income since fiscal 2002. The California business unit sustained the momentum it developed in fiscal 2004.

Consolidated sales increased 17% during the six months ended August 31, 2004 compared to the six months ended August 31, 2003. Same-store sales increased 15% over the same fiscal periods. For the first eight months of calendar 2004, same-store sales growth was also 15%, compared to a 6% increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association. Same-store comparisons exclude two non-core business units that were sold in fiscal 2004, a branch closed in fiscal 2004 and four new branches opened since June 2003. Growth was strongest in California and Florida, which benefited from the growth curve usually associated with recently opened branches. Other than in Texas, summer weather patterns were close to normal and the Company’s business units experienced the customary seasonal increase in sales. Sales under a contract with a customer that commenced in the second quarter of fiscal 2004 represented 3 percentage points of the increase in consolidated and same-store sales in the first six months of fiscal 2005.

The Company’s consolidated gross margin percentage on sales was 22.6% for the six months ended August 31, 2004, compared to 22.0% for the six months ended August 31, 2003. The increase in gross margin percentage resulted from continuous improvement in purchasing and payment terms with suppliers and customer pricing disciplines across all business units. The Company earns a relatively low gross margin percentage on the large volume contract described in the preceding paragraph; sales under this contract decreased consolidated gross margin percentage for the six-month period ended August 31, 2004 by 0.6 percentage points.

Selling, general and administrative (“SG&A”) expenses increased by 14% in the six months ended August 31, 2004, compared to the same period of 2003. Same-store SG&A expenses increased 12% over the same periods, generally because of the much higher sales volumes in fiscal 2005. Expressed as a percentage of sales, SG&A expenses decreased in the six months ended August 31, 2004 to 17.7% from 18.1% in 2003.

Interest expense decreased 1% in the six-month period ended August 31, 2004 from the same period ended August 31, 2003 as a result of a decrease in the average interest rate on the Company’s variable rate indebtedness. Average funded indebtedness increased 7% in the six months ended August 31, 2004, compared to the preceding year, as the Company used its revolving credit line for working capital requirements associated with the increase in sales over the preceding year and, upon increasing the credit line in July 2004, to access more favorable payment terms with suppliers.

The Company has an effective combined federal and state income tax rate of 38.9% for the six months ended August 31, 2004, compared to 37.8% for the six months ended August 31, 2003. In fiscal 2004, slightly less than half of the provision for income taxes was charged to deferred taxes because of federal income tax loss carryforwards. The Company has no loss carryforwards to utilize in fiscal 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2003

The Company recognized net income of $2,065,000 for the quarter ended August 31, 2004 (fiscal 2005) compared to $1,538,000 for the quarter ended August 31, 2003 (fiscal 2004), an increase of 34%. Each of the Company’s six business units generated operating income at least 15% greater than the preceding year.

Consolidated and same-store sales increased 15% and 16%, respectively, during the quarter ended August 31, 2004 compared to the quarter ended August 31, 2003. Consistent with the six-month period ended August 31, sales growth was greatest in California and Florida. All business units generated increases in sales over fiscal 2004, although sales in Texas were generally flat because of the weather conditions described above. The hurricanes that hit Florida in August and September 2004 somewhat impacted business at the end of the second quarter. Although the Company’s facilities in Florida suffered no physical damage, the evacuations that preceded the storms and the subsequent utility disruptions effectively halted business for several days. However, the forthcoming repairs to, and replacement of, HVAC systems as a result of hurricane damage are likely to generate additional business for the Company over the next several months.

The Company’s consolidated gross margin percentage on sales increased to 22.9% for the quarter ended August 31, 2004, compared to 22.0% for the quarter ended August 31, 2003, as a result of the initiatives described in the analysis of six-month results above. Excluding sales under the large volume contract described above, gross margin percentage for the quarter ended August 31, 2004 was 23.3%.

Selling, general and administrative (“SG&A”) expenses increased by 15% in the quarter ended August 31, 2004 compared to the same quarter of 2003. Same-store SG&A expenses increased 13% over the same periods, generally because of the much higher sales volumes in fiscal 2005. Expressed as a percentage of sales, SG&A expenses decreased in the second quarter from 17.1% in 2003 to 17.0% in 2004.

Interest expense increased 4% in the quarter ended August 31, 2004, compared to same quarter in 2003. Higher average borrowings offset lower average interest rates. Average funded indebtedness increased 11% in the quarter ended August 31, 2004, compared to the preceding year, as the Company utilized funds available from an increase in its revolving credit line to negotiate and take advantage of favorable payment terms with certain suppliers.

The Company has an effective a combined federal and state income tax rate of 39.2% for the quarter ended August 31, 2004, compared to 37.7% for the quarter ended August 31, 2003, with the difference attributable to additional state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended August 31, 2004, the Company used cash flow in operations of $2,791,000, compared to $224,000 in the same period of 2003, as cash was utilized for working capital needed to support new branches and higher sales volumes. Gross accounts receivable represented 41 days of gross sales as of August 31, 2004, compared to 40 days at August 31, 2003. Inventory at August 31, 2004 was $7.2 million greater than at August 31, 2003. Of such increase, approximately $1.4 million was at three branches opened in the past year; $1.4 million represented product that the Company expects to sell in the third quarter and purchased in advance of an announced price increase by a supplier; $1.0 million was attributable to a new equipment product line to be distributed in California; $2.0 million represented purchases of HVAC equipment inventory pursuant to favorable terms from a supplier that otherwise would have been purchased in the third quarter; and $0.7 million represented coil steel inventory at the Company’s sheet metal manufacturing plant that was purchased to ensure adequate raw material inventory in light of the volatile steel market. Management expects total inventories to decline significantly during the last two quarters of the fiscal year.

At August 31, 2004, the Company had credit facilities with a commercial bank that included a $30 million revolving line of credit, and $1 million for capital expenditures. The limit on the revolving credit line was increased from $25 million to $30 million in July 2004. At August 31, 2004, the Company had available credit of $2.2 and $0.2 million under the revolving credit line and the capital expenditure term loan facility, respectively. At August 31, 2004, the interest rate on each facility was either the prime rate or LIBOR plus 2.25%, and the Company had elected the LIBOR option on substantially all outstanding variable rate borrowings. As of August 31, 2004, the average interest rate on all borrowings was 3.71%.

On September 7, 2004, the Company entered into a direct financing agreement (“Agreement”) with another commercial bank. The new Agreement provides to the Company a $30 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The Agreement replaces the Company’s previous financing arrangement noted above.

The amount that may be borrowed under the new revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. As of September 7, 2004, the Company’s borrowing base exceeded $30 million. The Company initially borrowed $26.5 million under the revolving credit line and $0.8 million under the credit line for capital expenditures and real estate to repay its obligations to the former lender.

The interest rate under the Agreement is initially LIBOR plus 1.625%, which is 0.625% less than under the Company’s previous borrowing arrangement, or the Prime Rate less 0.125%. The Company has initially elected to use the LIBOR rate option for substantially all of its borrowings. The incremental percentage above LIBOR may vary depending on the Company’s leverage and financial performance. The Agreement also requires the Company to pay monthly a fee of 0.25% per annum on the average unused portion of the revolving credit line. All of the Company’s assets are pledged as collateral for borrowings under the Agreement.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. At the inception of the Agreement, the Company is in compliance with all such covenants. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the bank a right to accelerate all outstanding indebtedness under the Agreement.

The Agreement does not require the Company to use lockbox or similar arrangements pursuant to which the bank would exercise control over collection proceeds and the discretion to reduce indebtedness under the Agreement. If an Event of Default exists, the bank may offset against the Company’s indebtedness all funds of the Company that are held in accounts at the bank. The Company is not required to maintain deposit balances at the bank, although the Company has initially elected to utilize the bank’s treasury management services.

Management believes that availability under the new revolving credit facility is adequate to meet the Company’s working capital requirements of its existing operations, debt service requirements and anticipated capital expenditures. In addition to reducing the average interest rate on borrowings, the new loan agreement provides funds to both finance additional growth through new branch operations or small acquisitions and enables the Company to take advantage of certain advantageous payment terms with suppliers.

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

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. Certain provisions of the EITF are effective for fiscal years beginning after December 15, 2002, and other provisions of the EITF are effective for arrangements entered into after November 21, 2003. The Company’s accounting for consideration received from vendors is consistent with the provisions of EITF 02-16 as of August 31, 2004.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a Variable Interest Entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Interpretation is effective for all Variable Interest Entities created after January 31, 2003, and is effective for special purpose entities created before February 1, 2003 for the first reporting period after December 15, 2003 and for non-special purpose entities for the first reporting period beginning after March 15, 2004. The adoption of the Interpretation did not have nor is expected to have a material impact on the Company’s financial statements.

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

Interest Rate Derivative Instruments

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as unrealized gains or losses, as applicable, in the Company’s statements of operations as interest derivative loss or gain. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative loss or gain.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

The Company was subject to market risk exposure related to changes in interest rates on its senior credit facility, which included revolving credit and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility the Company may, at its option, elect the interest rate for certain borrowings to be based on a spread over LIBOR for 30 days to three months. At August 31, 2004 the Company had $24.5 million outstanding under its senior credit facility, of which $16.5 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in annualized interest expense of approximately $165,000, or $.02 per share, on an annual basis.

As discussed in Note 8, subsequent to the end of the second quarter, the Company entered into a direct financing agreement with another commercial bank. In connection with the refinancing of the Company’s previous credit facility, the value of the Company’s interest rate swap was paid in full (See Note 6, above). Under the new agreement all of the principal balance is subject to variable interest rates. Based on the outstanding balance at August 31, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $245,000, or $.02 per basic share, on an annual basis.

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

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

None

Item 4.—Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2004 Annual Meeting was held on August 19, 2004.

(b)	The Company’s management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders; Alex Trevino, Jr., Anthony R. Maresca, A. Stephen Trevino, Alan D. Feinsilver, and Roland H. St. Cyr.

Item 6.—Exhibits and Reports on Form 8-K

(a) Exhibits

10.3B	Amendment to Exhibit “A” of the Employment Agreement between the Company and Anthony R. Maresca effective as of March 1, 2004.

10.19A	Amendment to Exhibit “A” of the Employment Agreement between the Company and A. Stephen Trevino effective as of March 1, 2004.

10.20	Credit Agreement between the Company and Wells Fargo Bank, NA dated September 7, 2004.

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2003,

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2003,

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed an 8-K on July 6, 2004, filing its financial results for its first fiscal quarter ended May 31, 2004. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

The Company filed an 8-K on September 13, 2004, under Item 2.03, Creation of a Direct Financing Agreement.

The Company filed an 8-K on October 8, 2004, under Item 4.02(a), Non- Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, and Item 9.01, Financial Statements and Exhibits, filing a press release. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

October 15, 2004	/s/ Anthony R. Maresca
Date	Anthony R. Maresca Senior Vice-President and Chief Financial Officer