Form 10-Q
period 2004-11-30
ACR GROUP INC
filed 2005-01-14
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Shares of Common Stock outstanding at December 31, 2004 - 10,712,294.

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	November 30, 2004	February 29, 2004
	(Unaudited)
Current assets:
Cash	$2,130	$52
Accounts receivable, net of allowance for doubtful accounts of $1,379 and $793	21,773	18,120
Inventory	30,509	27,833
Prepaid expenses and other	455	1,120
Deferred income taxes	1,225	1,167

Total current assets	56,092	48,292

Property and equipment, net of accumulated depreciation	4,021	4,461
Goodwill, net of accumulated amortization	5,258	5,258
Other assets	794	716

Total assets	$66,165	$58,727

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	November 30, 2004	February 29, 2004
	(Unaudited)	(Restated)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$229	$407
Accounts payable	20,611	18,756
Accrued expenses and other liabilities	5,248	3,248

Total current liabilities	26,088	22,411

Revolving line of credit	21,000	21,086
Long-term debt and capital lease obligations, less current maturities	1,587	1,645
Interest derivative liabilities	—	464
Deferred income taxes	291	63

Total long-term obligations	22,878	23,258

Shareholders’ equity:
Common stock	118	107
Additional paid-in capital	43,989	41,691
Unearned compensation - restricted stock	(1,980)	—
Accumulated deficit	(24,928)	(28,740)

Total shareholders’ equity	17,199	13,058

Total liabilities and shareholders’ equity	$66,165	$58,727

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Nine months Ended November 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Sales	$47,339	$42,187	$156,922	$136,047
Cost of sales	36,289	33,057	121,065	106,264

Gross profit	11,050	9,130	35,857	29,783

Selling, general and administrative costs	9,972	8,425	29,353	25,453

Operating income	1,078	705	6,504	4,330

Interest expense	252	262	787	805
Interest derivative loss (gain)	4	21	(19)	41
Other non-operating income	(121)	(139)	(434)	(365)

Income before income taxes	943	561	6,170	3,849

Provision for income taxes	325	220	2,358	1,462

Net income	$618	$341	$3,812	$2,387

Earnings per share:
Basic	$.06	$.03	$.36	$.22

Diluted	$.06	$.03	$.35	$.22

Weighted average shares outstanding:
Basic	10,707	10,681	10,690	10,681

Diluted	11,030	10,681	10,846	10,681

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended November 30,
	2004	2003
		(Restated)
Operating activities:
Net income	$3,812	$2,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	700	744
Provision for doubtful accounts	586	476
Gain of sale of assets	(22)	—
Market value of interest derivative	(464)	(281)
Deferred income taxes	170	763
Restricted stock compensation	291	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,239)	(4,592)
Inventory	(2,676)	(2,833)
Prepaid expenses and other assets	587	(292)
Accounts payable	1,855	662
Accrued expenses and other liabilities	2,001	1,742

Net cash provided by used in operating activities	2,601	(1,224)

Investing activities:
Acquisition of property and equipment	(692)	(463)
Proceeds from disposition of assets	454	245

Net cash used in investing activities	(238)	(218)

Financing activities:
Net (payments) borrowings on revolving credit facility	(86)	1,755
Payments on long-term debt and capital leases	(236)	(370)
Proceeds from exercise of stock options	37	—

Net cash (used in) provided by financing activities	(285)	1,385

Net increase (decrease) in cash	2,078	(57)
Cash at beginning of year	52	104

Cash at end of period	$2,130	$47

Non-cash sale of subsidiaries’ inventory, property and equipment and other net assets	$—	$804

The accompanying notes are an integral part

of these condensed financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - Basis of Presentation

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore, should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended February 29, 2004 filed on Form 10-K/A with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter and nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2005.

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

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income applicable to common shareholders, as reported	$618	$341	$3,812	$2,387
Total stock-based employee compensation expense under fair value method for all awards, net of tax	—	—	38	6

Pro forma income applicable to common shareholders	$618	$341	$3,774	$2,381

Basic earnings per share:
As reported	$.06	$.03	$.36	$.22

Pro forma	$.06	$.03	$.35	$.22

Diluted earnings per share:
As reported	$.06	$.03	$.35	$.22

Pro forma	$.06	$.03	$.35	$.22

3 - Restatement

The Company filed a restated annual report on Form 10-K/A on October 15, 2004. Prior quarterly results were restated in Note 10, Quarterly Results, of the Form 10-K/A. The Company concluded that it had improperly accounted for certain interest rate derivative instruments that were originally entered into in September 2000 and April 2001. The Company did not properly record the fair value of the derivative and the change to the fair value of the derivative as an unrealized gain or loss in the statements of operations for the periods affected.

In connection with the restatement, the Company reclassified payments made on derivative instruments from interest expense to interest derivative gain or loss; recorded changes in the fair value of such instruments as interest derivative gain or loss; and the related tax effect of such changes in fair value. The net effect of all the restatement adjustments is as follows:

	Three Months Ended November 30, 2003	Nine Months Ended November 30, 2003
Increase to net income due to restatement to record unrealized derivative gain	$55	$185

Increase to earnings per share:
Basic	$.01	$.02

Diluted	$.01	$.02

4 - Contingent Liabilities

The Company has arrangements with heating, air conditioning and refrigeration (“HVACR”) equipment manufacturers and bonded warehouse agents whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The suppliers retain legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the suppliers for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of November 30, 2004, the cost of such inventory held in the bonded warehouses was approximately $6,874,000.

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

6 - Interest Rate Derivative Instruments

The Company had an interest rate derivative that did not qualify as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument was reflected on the Company’s balance sheets, and changes in the fair value of such derivatives were recorded as unrealized gains or losses, as applicable, in the Company’s statements of operations as interest derivative loss or gain. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate were also recorded as interest derivative loss or gain.

The derivative instrument was an interest rate swap whereby the Company had agreed to exchange, at specified intervals, the difference between a fixed rate of 6.33% and a variable rate based upon LIBOR, amounts as calculated by reference to a notional principal amount of $8 million. The interest rate swap was scheduled to mature in April 2005. However, the Company elected to terminate the agreement early and settle the remaining outstanding liability with a payment of $238,000 in September 2004 as part of the refinancing arrangement discussed in Note 8.

7 - Stock Option Agreements and Equity Transactions

Effective March 1, 2004, both the Chief Financial Officer and the General Counsel of the Company entered into employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon both continuation of employment and attainment of specified financial performance objectives by the Company. After the end of the first quarter, it was recognized that certain provisions of the agreements led to differing interpretations of the timing and number of shares that could vest under certain financial performance conditions. A process commenced at that time to amend the agreements to clarify the terms. In September 2004, the agreements were revised to extend the vesting period and eliminate the performance criteria. Under the revised agreements, the restricted stock will vest ratably over six years beginning March 1, 2004, subject only to continuation of employment of the officers. As a result of this revision, September 27, 2004 established a new measurement date for valuing the restricted stock. On that date the Company’s share price was $2.15, and accordingly, the Company has recorded $2,150,000 as deferred compensation, which will be amortized on a straight-line basis as compensation expense over the six-year vesting period of the grants. As the amendment clarified provisions identified at the end of the first quarter, an adjustment was made in the second quarter to reflect year-to-date compensation expense based on the new terms. For the three and nine-month periods ended November 30, 2004, compensation expense recognized under the agreements was $90,000 and $269,000, respectively.

Effective March 1, 2004, the two outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Such shares will vest annually pro-rata over such period. The Company will recognize $122,000 as compensation expense ratably over the four-year period for the restricted stock grants. For the three and nine-month periods ended November 30, 2004, the Company recognized $8,000 and $23,000, respectively, as compensation expense related to the directors restricted stock grants.

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. On March 23, 2004, the expiration date of 93,500 options granted under the plan in March 1999 was extended until March 23, 2006. The extension created a new measurement date for valuing the options. No compensation expense has been recognized since, at the date of grant, the market price of the stock was equal to the option price on the date of extension. During the third quarter of fiscal 2005, 31,000 options issued under the plan were exercised and 8,000 options were forfeited. An additional 149,000 options granted under the plan expire in 2005.

8- Debt

In September 2004, the Company entered into a direct financing agreement (“Agreement”) with a commercial bank (“Bank”), replacing the Company’s previous banking arrangement. The new Agreement provides to the Company a $30 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the new revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. As of November 30, 2004, the Company’s borrowing base exceeded $30 million, and availability under the revolver and the capital expenditure credit line was $9 million and $4.2 million, respectively.

At November 30, 2004, the interest rate under the Agreement was LIBOR plus 1.625%, or the Prime Rate less 0.125%. The Company has initially elected to use the LIBOR rate option for substantially all of its borrowings. The incremental percentage above LIBOR (“LIBOR Margin”) may vary quarterly depending on the Company’s leverage and financial performance, and as a result of such measurements at November 30, 2004, the LIBOR margin declined by 0.5% effective in January 2005. The Agreement also requires the Company to pay monthly a fee of 0.25% per annum on the average unused portion of the revolving credit line. All of the Company’s assets are pledged as collateral for borrowings under the Agreement.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. As of November 30, 2004, the Company is in compliance with all such covenants. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the Bank a right to accelerate all outstanding indebtedness under the Agreement.

9 - New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for interim or annual reporting periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

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

11 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the nine months and the three months ended November 30, 2004 and 2003 (in thousands except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Numerator for basic and diluted earnings per share
Net income	$618	$341	$3,812	$2,387

Denominator:
Denominator for basic earnings per share - weighted average shares	10,707	10,681	10,690	10,681
Effect of dilutive securities:
Stock options	111	—	85	—
Restricted stock grants	212	—	71	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	11,030	10,681	10,846	10,681

Basic earnings per share	$.06	$.03	$.36	$.22

Diluted earnings per share	$.06	$.03	$.35	$.22

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2003.

The Company earned net income of $3,812,000 for the nine months ended November 30, 2004 (fiscal 2005) compared to $2,387,000 for the nine months ended November 30, 2003 (fiscal 2004) an increase of 60%. The Company’s financial improvement was broad-based, as each of the Company’s six business units, except for the Texas-based unit, generated operating income at least 60% greater than the preceding year. Unusually high rainfall and relatively mild temperatures throughout the summer, which reduced demand for the Company’s products, adversely affected the Texas-based unit. The growth in net income over the previous year is principally a result of higher sales and gross margins at same-store operations. These circumstances allow the Company to greatly benefit from cost leverage, as increases in gross profit at branch operations are rarely accompanied by proportional increases in operating expenses. The Company also continues to benefit from the pace of economic activity in the states where our business is concentrated. Over 95% of the Company’s sales are in states that are among the 15 fastest-growing states in the country.

Consolidated sales increased 15% during the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003. Same-store sales also increased 13% over the same fiscal periods. For the first eleven months of calendar 2004, same-store sales growth was 14%, compared to a 5% increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association. Same-store comparisons exclude two non-core business units that were sold in fiscal 2004, a branch closed in fiscal 2004 and four new branches opened since June 2003. Sales growth was strongest in California and Florida, which benefited from the growth curve usually associated with recently opened branches. Other than in Texas, summer weather patterns were close to normal and the

Company’s business units experienced the customary seasonal increase in sales. Sales under a contract with a customer that commenced in the second quarter of fiscal 2004 represented 1.6 percentage points of the increase in consolidated and same-store sales in the first nine months of fiscal 2005.

The Company’s consolidated gross margin percentage on sales was 22.9% for the nine months ended November 30, 2004, compared to 21.9% for the nine months ended November 30, 2003. The increase in gross margin percentage resulted from continuous improvement in purchasing and payment terms with suppliers and customer pricing disciplines across all business units. The Company earns a relatively low gross margin percentage on the large volume contract described in the preceding paragraph; sales under this contract decreased consolidated gross margin percentage for the nine-month periods ended November 30, 2004 and 2003 by 0.4% and 0.2%, respectively.

Selling, general and administrative (“SG&A”) expenses increased by 15% in the nine months ended November 30, 2004, compared to the same period of 2003. Same-store SG&A expenses increased 10% over the same periods, generally because of the much higher sales volumes and income levels in fiscal 2005. Expressed as a percentage of sales, SG&A expenses remained the same in the nine months ended November 30, 2004 and 2003 at 18.7%.

Interest expense decreased 2% in the nine-month period ended November 30, 2004 from the same period ended November 30, 2003 as a result of a decrease in the average interest rate on the Company’s variable rate indebtedness. Average funded indebtedness increased 7% in the nine months ended November 30, 2004, compared to the preceding year, as the Company used its revolving credit line for working capital requirements associated with the increase in sales over the preceding year and, upon increasing the credit line in July 2004, to access more favorable payment terms with suppliers.

The Company has estimated a combined federal and state income tax rate of 38.2% for the nine months ended November 30, 2004, compared to 38.0% for the nine months ended November 30, 2003. In fiscal 2004, slightly less than half of the provision for income taxes was charged to deferred taxes because of federal income tax loss carryforwards. The Company has no loss carryforwards to utilize in fiscal 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2003

The Company earned net income of $618,000 for the quarter ended November 30, 2004 (fiscal 2005) compared to $341,000 for the quarter ended November 30, 2003 (fiscal 2004), an increase of 81%. Operating income of the Company’s business units varied widely, with the Texas business unit generating less operating income than in the same quarter of fiscal 2004, and operating income more than doubling at business units in Nevada, Florida and Colorado.

Consolidated and same-store sales increased 12% and 10%, respectively, during the quarter ended November 30, 2004 compared to the quarter ended November 30, 2003. Sales growth was exceptionally strong in Florida, where three branches opened in the past year, combined with both a vibrant economy and the initial stages of hurricane reconstruction, boosted sales to record levels. The Colorado business unit sustained its sales momentum from the first two quarters of fiscal 2005, providing further evidence of a recovering economy in Colorado. Sales at the Texas-based unit were down slightly compared to the previous year, continuing a trend that appeared early in the second quarter of fiscal 2005, when summer sales failed to meet expectations because of mild weather conditions.

The Company’s consolidated gross margin percentage on sales increased to 23.3% for the quarter ended November 30, 2004, compared to 21.6% for the quarter ended November 30, 2003, largely as a result of the initiatives described in the analysis of nine-month results above. Excluding sales under the large volume contract described above, gross margin percentage for the quarter ended November 30, 2004 was 23.8% and 22.2%, respectively.

Selling, general and administrative (“SG&A”) expenses increased by 18% in the quarter ended November 30, 2004 compared to the same quarter of 2003. Same-store SG&A expenses increased 10% over the same periods, generally because of the much higher sales volumes in fiscal 2005. Expressed as a percentage of sales, SG&A expenses increased in the third quarter from 20.0% in 2003 to 21.0% in 2004.

Interest expense decreased 4% in the quarter ended November 30, 2004, compared to same quarter in 2003. Higher average borrowings offset lower average interest rates that resulted from changing the Company’s primary bank lender in September 2004 (see Liquidity and Capital Resources, below). Average funded indebtedness increased 7% in the quarter ended November 30, 2004, compared to the preceding year, as the Company utilized funds available from an increase in its revolving credit line to negotiate and take advantage of favorable payment terms with certain suppliers.

The Company has an effective a combined federal and state income tax rate of 34.5% for the quarter ended November 30, 2004, compared to 39.2% for the quarter ended November 30, 2003. The lower rate in the third quarter of fiscal 2005 arose from a determination that a valuation allowance is no longer appropriate against a deferred tax asset relative to the Company’s Florida business unit.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended November 30, 2004, the Company generated cash flow from operations of $2,601,000, compared to using cash flow of $1,224,000 in operations for the same period of 2003. The difference in operating cash flow between the two years relates to payment terms negotiated with an equipment supplier in 2004, pursuant to which payment for normal inventory purchases was deferred to December 2004, which was up to 90 days longer than the usual payment cycle for such purchases. Gross accounts receivable represented 46 days of gross sales as of November 30, 2004, compared to 47 days at November 30, 2003. Inventory at November 30, 2004 was $3.5 million greater than at November 30, 2003. Of such increase, approximately $1 million was at three branches opened in the past year and $1.8 million represented purchases of HVAC equipment inventory pursuant to favorable terms from a supplier that otherwise would have been purchased in the fourth fiscal quarter.

In September 2004, the Company entered into a direct financing agreement (“Agreement”) with a commercial bank (“Bank”), replacing the Company’s previous banking arrangement. The new Agreement provides to the Company a $30 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the new revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. As of November 30, 2004, the Company’s borrowing base exceeded $30 million, and availability under the revolver and the capital expenditure credit line was $9 million and $4.2 million, respectively. Because of the deferred payment arrangement with an equipment supplier described in the preceding paragraph, outstanding borrowings under the revolving line of credit at November 30, 2004 were atypically low. Management believes that average availability under the revolver during the Company’s fourth fiscal quarter will generally be in a range from $3 million to $5 million.

At November 30, 2004, the interest rate under the Agreement was LIBOR plus 1.625%, or the Prime Rate less 0.125%. The Company has initially elected to use the LIBOR rate option for substantially all of its borrowings. The incremental percentage above LIBOR (“LIBOR Margin”) may vary quarterly depending on the Company’s leverage and financial performance, and as a result of such measurements at November 30, 2004, the LIBOR margin declined by 0.5% effective in January 2005. The Agreement also requires the Company to pay monthly a fee of 0.25% per annum on the average unused portion of the revolving credit line. All of the Company’s assets are pledged as collateral for borrowings under the Agreement.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. As of November 30, 2004, the Company is in compliance with all such covenants. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the Bank a right to accelerate all outstanding indebtedness under the Agreement.

The Agreement does not require the Company to use lockbox or similar arrangements pursuant to which the Bank would exercise control over collection proceeds and the discretion to reduce indebtedness under the Agreement. The Company is not required to maintain deposit balances at the Bank, although the Company has initially elected to utilize the Bank’s treasury management services, pursuant to which collected funds are automatically applied to reduce the outstanding balance of the revolving credit line. If an Event of Default exists, the Bank may offset against the Company’s indebtedness all funds of the Company that are held in accounts at the Bank.

Management believes that availability under the new revolving credit facility is adequate to meet the Company’s working capital requirements of its existing operations, debt service requirements and anticipated capital expenditures, and will also provide funds to finance additional growth through new branch operations or small acquisitions. The Company has immediately used its additional borrowing capacity under the new loan agreement to take advantage of certain advantageous payment terms with suppliers.

In October 2004, the Company sold all of the assets of its sheet metal manufacturing plant in Colorado to a competing manufacturer. Such assets consisted principally of raw material steel coil and manufacturing equipment. All of the finished goods produced at the plant were transferred to distribution branches in the area for sale to customers. Management determined that such finished goods could be purchased for resale on equal or better terms from third-party suppliers while eliminating the capital investment in manufacturing equipment. Proceeds realized from the sale of such assets were approximately $770,000, and a loss incurred on the transaction was not material.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for interim or annual reporting periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated results of operations, consolidated financial position and consolidated cash flows.

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

The Company holds a substantial amount of HVACR equipment inventory at several branches on consignment from suppliers The terms of the arrangements provide that the inventory is held for sale in bonded warehouses at the branch premises, with payment due only when products are sold. The suppliers retain legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the suppliers for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet.

The consignment arrangements allow the Company to have inventory available for sale to customers without incurring a payment obligation for the inventory prior to a sale. Because of the control retained by the suppliers and the uncertain time when a payment obligation will be incurred, the Company does not record the consigned inventory as an asset upon receipt with a corresponding liability. Rather, the Company records a liability to the suppliers only upon sale of the inventory to a customer. The amount of the consigned inventory is disclosed in the Company’s financial statements as a contingent obligation.

Interest Rate Derivative Instruments

The Company had an interest rate derivative that did not qualify as a hedge, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument was reflected on the Company’s balance sheets, and changes in the fair value of such derivatives were recorded as unrealized gains or losses, as applicable, in the Company’s statements of operations as interest derivative loss or gain. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate were also recorded as interest derivative loss or gain.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 8, the Company entered into a direct financing agreement with another commercial bank. In connection with the refinancing of the Company’s previous credit facility, the value of the Company’s interest rate swap was paid in full (See Note 6, above). Under the new agreement all of the principal balance is subject to variable interest rates. Based on the outstanding balance at November 30, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $210,000, or $.02 per basic share, on an annual basis.

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

The Company filed an 8-K on October 18, 2004, filing its financial results for its second fiscal quarter ended August 31, 2004. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

The Company filed an 8-K on January 13, 2005, filing its financial results for its third fiscal quarter ended November 30, 2004. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

January 14, 2005 Date	/s/ Anthony R. Maresca
Anthony R. Maresca
Senior Vice-President and Chief Financial Officer