Form 10-K/A
period 2004-02-29
ACR GROUP INC
filed 2005-05-31
CIK 711307

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A2

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

EXPLANATORY NOTE

This Form 10-K/A2 is being filed to revise Item 14. Controls and Procedures of the Form 10-K/A for the year ended February 29, 2004, which the Company filed with the Securities and Exchange Commission on October 15, 2004.

The Company’s management has concluded that the improper accounting for interest rate derivative instruments originally entered into in September, 2000 and April, 2001, as more fully set forth in the Form 10-K/A, and Item 14 below, reveals that the Company’s disclosure controls and procedures were not effective as of February 29, 2004.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this form 10-K/A2 under Item 15 of Part IV.

For purposes of this Form 10-K/A2, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004, as originally filed on October 15, 2004, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A2 to modify or update other disclosures as presented in the original Form 10-K/A, except as required to reflect such amendments.

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

Item 13. Certain Relationships and Related Transactions.

Incorporated by reference.

Item 14. Controls and Procedures.

At February 29, 2004, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and at that time, concluded that the Company’s disclosure controls and procedures were effective.

In October 2004, the Company determined that it had improperly accounted for an interest rate derivative instrument, which was an interest rate swap agreement, which was entered into prior to the effective date of SFAS No. 133. Management incorrectly analyzed the accounting for the derivative when SFAS No. 133 became effective. The Company does not engage in derivative transactions in the ordinary course of business. As management was considering an early termination of the derivative instrument, it re-examined its accounting for the instrument and determined both that the instrument contained certain features that precluded hedge accounting and that the Company lacked sufficient documentation to support its earlier conclusion that the instrument should be accounted for as a hedge against interest rate fluctuations, and instead the Company should have accounted for the instrument as an investment. Pursuant to such determination, the Company restated its prior financial statements. Accordingly, the Company has now concluded that its disclosure controls and procedures were not effective as of February 29, 2004.

In connection with the review of its accounting for the interest rate derivative instrument, the Company’s management obtained the necessary understanding of the accounting and reporting for such transactions under SFAS No. 133. The Company also decided to augment its finance and accounting staff by employing an experienced corporate controller who will enhance the Company’s financial accounting and reporting capabilities.

Other than as described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to February 29, 2004.

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

ACR GROUP, INC.

Date: May 31, 2005	By:	/s/ Anthony R. Maresca
Anthony R. Maresca
Senior Vice President and
Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	May 31, 2005
Alex Trevino, Jr.

/s/ Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	May 31, 2005
Anthony R. Maresca

/s/ A. Stephen Trevino	Senior Vice President, General Counsel and Director	May 31, 2005
A. Stephen Trevino

/s/ Alan D. Feinsilver	Director	May 31, 2005
Alan D. Feinsilver

/s/ Roland H. St. Cyr	Director	May 31, 2005
Roland H. St. Cyr