Form 10-Q/A
period 2004-05-31
ACR GROUP INC
filed 2005-05-31
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A2

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

ACR G ROUP, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This Form 10-Q/A2 is being filed to revise Item 4 Controls and Procedures of the Form 10-Q/A for the quarter ended May 31, 2004, which the Company filed with the Securities and Exchange Commission on October 15, 2004.

The Company’s management has concluded that the improper accounting for interest rate derivative instruments originally entered into in September, 2000 and April, 2001, as more fully set forth in the Form 10-Q/A, and Item 4 below, reveals that the Company’s disclosure controls and procedures were not effective as of May 31, 2004.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this form 10-Q/A under Item 15 of Part IV.

For purposes of this Form 10-Q/A2, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2004 as originally filed on October 15, 2004, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A2 to modify or update other disclosures as presented in the original Form 10-Q/A, except as required to reflect such amendments.

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

Item 4. - Controls and Procedures

At May 31, 2004, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and at that time, concluded that the Company’s disclosure controls and procedures were effective.

In October 2004, the Company determined that it had improperly accounted for an interest rate derivative instrument, which was an interest rate swap agreement, which was entered into prior to the effective date of SFAS No. 133. Management incorrectly analyzed the accounting for the derivative when SFAS No. 133 became effective. The Company does not engage in derivative transactions in the ordinary course of business. As management was considering an early termination of the derivative instrument, it re-examined its accounting for the instrument, and determined both that the instrument contained certain features that precluded hedge accounting and that the Company lacked sufficient documentation to support its earlier conclusion that the instrument should be accounted for as a hedge against interest rate fluctuations, and instead the Company should have accounted for the instrument as an investment. Pursuant to such determination, the Company restated its prior financial statements. Accordingly, the Company has now concluded that its disclosure controls and procedures were not effective as of May 31, 2004.

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

Other than as described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to May 31, 2004.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 4. - Submission of Matters to a Vote of Security Holders

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

ACR GROUP, INC.

May 31, 2005	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and
Chief Financial Officer