Form 10-K
period 2005-02-28
ACR GROUP INC
filed 2005-05-31
CIK 711307

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

For Annual Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 28, 2005

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of August 31, 2004, the last business day of the registrant’s most recently completed second quarter was $19,519,973, based on the closing sale price on that date. For purposes of determining this number all executive officers and directors of the registrant as of August 31, 2004 are considered to be affiliates of the registrant. This number is provided only for purposes of the report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares outstanding of the registrant’s common stock as of April 30, 2005: 11,859,944 shares

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2005 is incorporated by reference in answer to Part III of this report.

PART I

Item 1.	Business.

General

ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the “Company” or “ACRG”) is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration (“HVACR”) equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, ACRG has acquired or started seven additional HVACR distribution companies and now has 48 branch operations in nine states. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

The HVACR Industry

The Company sells supplies and equipment to installing contractors and dealers and to other technically trained customers responsible for the installation, repair and maintenance of HVACR systems. Maintenance of a large and diverse inventory base is an important element in the Company’s sales.

The HVACR supply industry is segmented into discrete categories. First, it serves both commercial and residential HVACR businesses. Each of these segments is further divided into two markets—new construction sales and replacement and/or repair sales. Some companies choose to specialize in serving the new construction markets while others focus on the repair/replacement market, commonly referred to as the “aftermarket.” ACRG is not oriented toward any particular segment but instead concentrates on acquiring and developing profitable businesses in the Sunbelt region of the United States, which have a significant market share within their segment of the HVACR distribution industry. The Company believes that its growth strategy is appropriate in view of the competitive nature of the HVACR industry and the continuing consolidation in that industry, discussed below.

There are many manufacturers of products used in the HVACR industry, and no single manufacturer dominates the market for a range of products. Some manufacturers limit the number and territory of wholesalers that may distribute their products, but exclusivity is rare. Many manufacturers will generally permit any distributor who satisfies customary commercial credit standards to sell their products. In addition, there are some manufacturers, primarily of equipment, that distribute their own products through factory branches. The widespread availability of HVACR products to distributors results in significant competition. There are over 1,000 wholesale distributors in the United States, and there is no single company or group of companies that dominates the HVACR distribution industry. The industry traditionally has been characterized by closely-held businesses with operations limited to local or regional geographic areas; however, a process of consolidation in this industry is ongoing, as many of these companies reach maturity and face strategic business issues such as ownership succession, changing markets and lack of capital to finance growth. Management’s goal is to attract the present owners and management of such businesses by offering certain advantages related to economies of scale: lower cost of products from volume purchasing, new product lines, and financial, administrative and technical support.

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

The Company’s operations are conducted through six business units that are all engaged in the wholesale distribution of HVACR equipment and supplies. Each business unit operates in a different geographic area of the United States. In all other respects, the business units are sufficiently similar that the Company considers them to be a single business segment for financial reporting purposes. This determination is based on a review of the aggregation criteria set out in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, including:

•	nature of products and services

•	customer markets served

•	methods used to acquire and distribute products

•	economic characteristics that influence the results of operations in different geographical areas

ACR Supply

The Company acquired ACR Supply (“ACRS”) in 1993, after making an initial investment in the company in 1991. At the end of fiscal 2005, ACRS had fourteen branches in Texas and one in Louisiana. Many of ACRS’s branches have attained market share leadership in their respective areas. In major metropolitan areas such as San Antonio and Houston, ACRS encounters significantly more competition than in smaller cities. However, through aggressive sales efforts, the Houston branches have achieved a significant, but not dominant, share of their local HVACR markets.

ACRS sells primarily to licensed contractors serving the residential and light commercial (restaurants, strip shopping centers, etc.) markets. The business unit’s sales mix is approximately 31% equipment and 69% parts and supplies, with the equipment and parts generally directed to the aftermarket and the supplies used principally in new construction.

Heating and Cooling Supply

The Company acquired Heating and Cooling Supply (“HCS”) in 1990. HCS operates from one location in Las Vegas, Nevada. There are approximately 20 independent HVACR distributors in the Las Vegas area that compete with HCS. Management believes that HCS is among the top three of such distributors in terms of annual sales from branch operations in the local area.

Mirroring the rapid growth of the Las Vegas economy over the past decade, approximately 80% of HCS’s sales are in the new construction market, and a majority of those sales are to the residential segment of the market. Unlike many HVACR distributors, HCS also has capabilities to service both the commercial plan and specifications market and the specialty products markets. The business unit is directing greater attention to the HVACR aftermarket in an effort to gain higher margin business and to diversify its customer base. In the first quarter of fiscal 2006, the Contractors Heating & Supply business unit assumed operating management responsibility for HCS.

Total Supply

Total Supply (“TSI”) has operated as an HVACR wholesale distributor in Georgia since 1992. Through January 2005, TSI distributed the Goodman brand of HVACR equipment in substantially all of Georgia and in the Nashville, TN market area. TSI sells almost exclusively to the residential market, and management estimates that sales are approximately evenly split between new construction and the aftermarket. In fiscal 2005, approximately 65% of the business unit’s sales consisted of Goodman equipment. In February 2005, upon termination of its distribution arrangement with Goodman, the Company began distributing the Haier brand of HVACR equipment. See Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis – Recent Developments. In addition to its branch in Nashville, TSI has four branches located in the Atlanta metropolitan area, one branch in Warner Robins, a suburb of Macon and another in Savannah, Georgia.

Florida Cooling Supply

In 1996, the Company organized Florida Cooling Supply (“FCS”) and commenced operations in west central Florida. The state of Florida is among the three largest in the United States in terms of installed HVACR systems. In fiscal 2005, FCS’s sales mix consisted of 32% equipment and 68% supplies and parts. Recently, the business unit’s sales mix has shifted toward HVACR supplies because of market share gains in the new construction segment of the industry. In 2000, FCS opened branch operations in Gainesville and Jacksonville, FL expanding its sales territory outside the Tampa Bay area of Florida. In fiscal 2004, FCS opened branches in Ft. Myers and Orlando and in fiscal 2005, opened a branch in Sarasota. In the first quarter of fiscal 2006, FCS acquired the assets of an HVACR distributor with branch operations in Tallahassee and Panama City, FL. This acquisition is not significant to the Company’s operations. Management believes that FCS will continue to offer exceptional opportunities for branch expansion.

ACH Supply

In 1997, the Company acquired the operating assets and liabilities of ACH Supply, Inc. (“ACH”). ACH had two branches located east of Los Angeles. From 1999 through 2004, ACH opened six additional branches including two in central California markets and four in southern California markets. ACH sells primarily HVACR parts and supplies, with equipment comprising approximately 30% of total sales. In addition, approximately 20% of ACH’s sales are pursuant to a contract with a single customer. The contract will continue through the first quarter of fiscal 2006, and the business unit will aggressively compete for a renewal of the contract upon expiration of the current contract.

Contractors Heating & Supply

In 1997, Contractors Heating and Supply (“CHS”) acquired certain of the assets, and assumed certain of the liabilities, of an HVACR distributor based in Denver operating under the same name, with branch operations in Colorado Springs and Newcastle, Colorado, and in Albuquerque, New Mexico. CHS and its predecessor have operated in Denver since 1945, in Colorado Springs since 1959 and in Albuquerque since 1960, and is considered among the market leaders in each of its trade areas. In 1999, CHS opened a distribution branch in Fort Collins, Colorado, and, in 2000, acquired International Comfort Supply, Inc., a wholesale distributor based in El Paso, Texas.

In 2000, CHS began distributing the Goodman line of equipment in all of its trade areas. In February 2005, the distribution agreement with Goodman was terminated. See Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis – Recent Developments. Until the third quarter of fiscal 2005, CHS also operated a sheet metal shop in Colorado Springs, where products were fabricated for distribution through CHS’s wholesale operations. Historically, approximately 15% of CHS’s total sales were products that it manufactured. Management decided to sell the manufacturing operation after considering the competitive environment in which the fabrication shop operated, the need for future capital investment in equipment, and a determination that the business unit’s distribution operations could purchase the same products from other suppliers on substantially similar economic terms.

Executive Officers of the Registrant

The Company’s executive officers are as follows:

Name	Age	Position with the Company

Alex Trevino, Jr.	68	Chairman of the Board and President

Anthony R. Maresca	54	Senior Vice President, Treasurer and Chief Financial Officer

A. Stephen Trevino	42	Senior Vice President, Secretary and General Counsel

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

Employees

As of February 28, 2005, the Company and its subsidiaries had approximately 421 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. There are no Company employees represented by any collective bargaining units. Management considers the Company’s relations with its employees to be good.

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

The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms. Generally, a branch location will contain 15,000 to 30,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary’s corporate office are sometimes larger. The Company owns the facilities occupied by the Pasadena, Texas branch of ACRS; the Gainesville, Florida branch of FCS; and a building and land that is leased to the company that purchased the Company’s filter manufacturing operations in 2004.

Item 3.	Legal Proceedings.

In connection with the termination of the Company’s right to distribute Goodman branded products at its business units in Georgia and Colorado (see Management’s Discussion and Analysis – Recent Developments), Goodman has filed suit against the Company and certain subsidiaries (“Defendants”) in April 2005 to recover approximately $2.7 million for inventory purchased from Goodman. The Defendants have filed an answer and counterclaim, asserting causes of action related to the termination of the parties’ agreements and other defenses. The Company intends to vigorously defend the litigation. The litigation is in its early stages, and management believes that the ultimate resolution of the matter will not have a material effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the over-the-counter market under the symbols “ACRG”, “ACRG.OB” or “ACRG.BB”, depending on the source of the quote.

The table below sets forth the high and low sales prices based upon actual transactions.

	High	Low
Fiscal Year 2005:
1st quarter ended 5/31/04	$2.00	$1.15
2nd quarter ended 8/31/04	2.62	1.70
3rd quarter ended 11/30/04	2.70	2.00
4th quarter ended 2/28/05	3.79	2.45

Fiscal Year 2004:
1st quarter ended 5/31/03	$0.58	$0.32
2nd quarter ended 8/31/03	0.58	0.45
3rd quarter ended 11/30/03	0.97	0.46
4th quarter ended 2/29/04	1.49	0.85

As of April 30, 2005, there were 421 holders of record of the Company’s common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

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

The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 2001, the increase in sales has resulted principally from internal expansion, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Report. The Company has never paid any dividends.

The Company has not recorded a current provision for income taxes other than federal alternative minimum taxes and state income taxes for fiscal years 2001 through 2003 because of previously incurred net operating losses for which a tax benefit had not previously been recorded. In fiscal 2003, the Company recorded deferred federal income tax expense of $251,000 to reduce the carrying value of the net deferred tax asset that related to the benefit realized from the utilization of its net operating loss carryforward. In fiscal 2004, the Company increased its federal tax rate to 34% to provide for current taxes due and to offset the current tax asset realized primarily from the operating loss carryforward. See Management Discussion and

Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements.

Selected Financial Data

(in thousands, except per share data)

	Year Ended February 28 or 29,
	2005	2004	2003	2002	2001
Income Statement Data:
Sales	$199,553	$174,353	$161,822	$155,490	$136,433
Gross profit	46,645	38,558	35,673	33,570	29,452
Operating income	7,330	4,452	2,690	2,097	772
Income before income taxes	6,799	3,759	1,277	227	(1,341)
Provision for income taxes	(2,588)	(1,364)	(277)	(16)	(137)
Cumulative effect of accounting change	—	—	(483)	(212)	—

Net income (loss)	$4,211	$2,395	$517	$(1)	$(1,478)

Earnings (loss) per common share:
Basic:
Before cumulative effect of accounting change	$.39	$.22	$.09	$.02	$(.14)
Cumulative effect of accounting change	—	—	(.04)	(.02)	—

	$.39	$.22	$.05	$.00	$(.14)

Diluted:
Before cumulative effect of accounting change	$.38	$.22	$.09	$.02	$(.14)
Cumulative effect of accounting change	—	—	(.04)	(.02)	—

	$.38	$.22	$.05	$.00	$(.14)

	As of February 28 or 29,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$35,375	$25,881	$22,605	$21,400	$21,170
Total assets	67,704	58,727	52,728	56,630	54,582
Long-term obligations	27,881	23,258	22,855	24,148	24,494
Shareholders’ equity	17,704	13,058	10,663	10,146	10,147

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net income was $4,211,000 ($0.38 per share), $2,395,000 ($0.22 per share), and $517,000 ($0.05 per share) in fiscal 2005, 2004 and 2003, respectively. An accounting change and a lower effective tax rate in fiscal 2003 affects the comparability of net income for fiscal 2003 to the other years presented. Income before taxes and cumulative effect of accounting change was $6,799,000, $3,759,000 and $1,277,000 in fiscal 2005, 2004, and 2003, respectively.

In November 2004, the Company restated its consolidated financial statements as of February 29, 2004 and February 28, 2003, and for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002. The purpose of the restatement was to correct previously improper accounting for interest rate derivative instruments that the Company originally entered into in September 2000 and April 2001. The Company did not properly record the fair value of the derivative and the change to the fair value of the derivative as an unrealized gain (loss) in the statements of operations for the periods affected.

Accounting for interest rate derivative instruments is governed by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In connection with the restatement, the Company has reclassified payments made on derivative instruments from interest expense to interest derivative gain or loss; recorded changes in the fair value of such instruments as interest derivative gain or loss; and the related effect of such changes in the recorded fair value of the derivative instrument. The net effect of the restatement adjustments on the periods presented in this Form 10-K is as follows:

	February 29, 2004	February 28, 2003
	(in thousands, except per share data)
Increase (decrease) to net income due to restatement to record unrealized derivative gain (loss)	$216	$(103)

Increase (decrease) to earnings (loss) per basic and diluted share	$.02	$(.01)

The consistent increase in income before taxes and cumulative effect of accounting change from fiscal 2003 to fiscal 2005 was attributable to a combination of higher sales and gross margins at all of the Company’s business units over the three-year period. In particular, the business units in California and Florida grew very rapidly from fiscal 2003 to 2005. Additionally, the Company sold the operating assets of two single-branch business units in fiscal 2004. The sales of the assets were at approximately net book value. Both business units had been unprofitable, generating aggregate operating losses of approximately $250,000 in fiscal 2003 and $100,000 in fiscal 2004.

Effective March 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective March 1, 2002. Goodwill amortization for fiscal years 2003 through 2005 would otherwise have been $227,000 in each year. SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite useful lives be reviewed annually for impairment. Utilizing the criteria set out in SFAS No. 142, the Company performed such impairment analysis as of March 1, 2002, and determined that it was appropriate to write off the unamortized amount of goodwill that was associated with its filter manufacturing operation. Net of taxes, the writeoff amounted to $483,000, or $0.04 per share, and in accordance with the new standard, was reported in the income statement for fiscal 2003 as the cumulative effect of a change in accounting principle. As of February 29, 2004 and February 28, 2005, the Company performed the required impairment tests and determined there were no further impairments of goodwill.

Same-store sales increased 12% in fiscal 2005, 9% in fiscal 2004 and 4% in fiscal 2003. By comparison, data compiled by a leading industry trade association indicate that industry-wide product shipments increased 9% in calendar 2004, 1% in calendar 2003 and 7% in calendar 2002, from the preceding calendar years. Sales in fiscal 2005 increased in all market areas except Texas, where unusually high rainfall and relatively mild temperatures through most of the summer reduced demand for the Company’s products. Sales growth was greatest in Florida and California, augmented by new branch operations that were opened in fiscal 2004. Sales rebounded in Colorado after economic conditions beginning in the last half of fiscal 2002 had slowed residential new construction. Compared to fiscal 2003, fiscal 2004 sales growth was particularly strong in California, propelled by the most favorable seasonal summer weather in several years. Sales growth was above average in Texas and Florida, also supported by seasonally warm weather in the summer of 2003. Conversely, sales declined in Georgia because unusually cool and wet weather conditions curbed the sales increase that customarily occurs during the summer. In the second half of fiscal 2004, sales commenced pursuant to a new contract with a customer. Sales under this contract increased consolidated and same-store sales by 2 percentage points in both fiscal 2005 and 2004 over the preceding fiscal years. The contract will continue at least through the first quarter of fiscal 2006.

The Company’s gross margin percentage was 23.4% in fiscal 2005, compared to 22.1% in fiscal 2004 and to 22.0% in fiscal 2003. The increase in gross margin percentage from fiscal 2004 to fiscal 2005 was attributable to greater customer pricing discipline throughout the Company. In addition, increased availability of working capital enabled the Company to take advantage of opportunities to improve purchasing and payment terms with suppliers. The Company realizes a relatively low gross margin percentage on the large volume contract described in the preceding paragraph; sales under this contract decreased the gross margin percentage in fiscal 2005 and 2004 by 0.4% and 0.3%, respectively.

Selling, general and administrative (“SG&A”) costs as a percentage of sales were 19.7% in fiscal 2005, compared to 19.6% in fiscal 2004 and 20.4% in fiscal 2003. The decrease in SG&A costs as a percentage of sales in fiscal 2004 was attributable to the Company’s ability to leverage fixed costs against increases in sales. In fiscal 2005, the SG&A costs attributable to new branch operations offset gains in leverage at same-store operations.

Interest expense decreased 2%, 19% and 28% in fiscal 2005, 2004 and 2003 compared to the preceding fiscal years. In fiscal 2005, a lower average interest rate more than offset an 11% increase in average funded indebtedness. The decrease in interest expense from fiscal 2003 to 2004 resulted principally from a decrease in the average outstanding variable rate debt. In fiscal 2005, 2004 and 2003, interest expense was 0.5%, 0.6% and 0.8% of sales, respectively. The Company’s interest rate derivative instruments generated losses of $50,000, $101,000 and $555,000 in fiscal 2005, 2004 and 2003, respectively, based on monthly payments made for the difference between the fixed rate and the market rate and changes in the market value of the derivative. Other non-operating income, which consists principally of finance charges to customers, increased 18% from fiscal 2004 to 2005 and 4% from fiscal 2003 to 2004. Most of the increase in fiscal 2005 resulted from the Company more aggressively collecting such charges on delinquent customer accounts. Approximately 34% of the increase in fiscal 2005, and all of the increase in fiscal 2004 was a result of income generated from leasing real property to the buyer of the one of the business units sold.

The effective tax rate increased to 38.1% in fiscal 2005 from 36.3% in fiscal 2004 primarily because of higher state income taxes. In fiscal 2004, the Company fully utilized its remaining tax loss carryforwards and was required to record current income tax expense for federal taxes in addition to state taxes. Because of substantial tax loss carryforwards, the Company had minimal liability for Federal income taxes in fiscal 2003, and current income tax expense consisted principally of state income taxes. In fiscal 2003, the Company recorded deferred income tax expense of $251,000 to reduce the carrying value of its net deferred tax asset that related to the benefit realized from the utilization of the tax loss carryforward.

Recent Developments

Late in the fourth quarter in fiscal 2005, the Company made a strategic decision to begin distributing the Haier brand of HVAC equipment at substantially all of its branch locations, and concurrently, to discontinue distributing the Goodman brand of equipment at its business units based in Georgia and in Colorado. The Company will initially be the sole distributor of Haier equipment in each of its market areas, and the Company will hold its inventory of Haier brand products on consignment under a bonded warehouse agreement. In the areas where the Company sold Goodman equipment, it was generally one of several distributors that sold the same branded product. The Haier brand equipment is manufactured in China, or in the U.S. by contract manufacturers, and has not previously been sold in the U.S market.

At the Georgia business unit, where Goodman equipment comprised over 60% of sales, the Company has initially encountered certain logistical problems in the transition to stocking and selling the Haier equipment. As a result, sales at the Georgia business unit have been significantly less in the first quarter of fiscal 2006 compared to previous years. While management continues to believe that the decision to distribute the Haier branded products will ultimately be substantially beneficial, the business unit’s sales and operating results will be adversely affected in the first quarter of fiscal 2006, and may continue to be affected for the remainder of fiscal 2006.

Liquidity and Capital Resources

The Company used $1.5 million cash flow in operations in fiscal 2005, compared to using $0.2 million in operations in fiscal 2004. The Company used operating cash flow, together with additional borrowings under its expanded revolving line of credit, to provide the working capital needed to support new branch operations and higher levels of sales. The Company also used funds from its line of credit to accelerate payments to certain suppliers to obtain improved purchasing and payment terms. Accounts receivable represented 46 days of gross sales at the end of fiscal 2005 compared to 45 days at the end of fiscal 2004. Inventories increased $4.8 million from February 29, 2004 to February 28, 2005, of which $1.0 million is at branch operations opened in fiscal 2005 or late in fiscal 2004, and $0.9 million represents inventory that was on consignment at the end of fiscal 2004. A majority of the remaining increase is a result of cost increases on inventory that is manufactured from certain commodity raw materials that experienced price increases in fiscal 2005.

The Company made capital expenditures of $0.9 million in fiscal 2005, compared to $0.5 million in fiscal 2004. A majority of the assets acquired by the Company in both fiscal years were leasehold improvements at new and relocated branch operations and for warehouse equipment. In fiscal 2005, the Company also spent $0.2 million for computer software enhancements.

Net cash provided by financing activities was $4.8 million in fiscal 2005, compared to $0.4 million in fiscal 2004. The additional funds were obtained under the Company’s revolving bank line of credit, which had a capacity of $30 million at the end of fiscal 2005, compared to $25 million at the end of fiscal 2004. In September 2004, the Company entered into a direct financing agreement (“Agreement”) with a commercial bank, replacing the Company’s previous banking arrangement. The Agreement provides to the Company a $30 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the new revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At February 28, 2005, the Company’s borrowing base exceeded $30 million, and management does not expect the borrowing base to decrease in fiscal 2006. The Agreement terminates in August 2006.

As of February 28, 2005, the Company had outstanding borrowings of $26 million on the revolving line of credit and $782,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $249,000 against the line of credit. Borrowings under the capital expenditure facility are repaid in equal monthly principal installments of $6,593, plus interest. Borrowings under both facilities bear interest based on either the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of February 28, 2005, the applicable interest rate on both facilities was either the prime rate less 0.5% or LIBOR plus 1.125%, and the Company had elected the LIBOR option (3.75%) for all amounts outstanding under the facilities. A commitment fee of 0.25% is paid on the unused portion of the revolving credit line.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the bank a right to accelerate all outstanding indebtedness under the Agreement. As of February 28, 2005, the Company was in compliance with all of the required financial and non-financial covenants.

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

The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, debt service and expected capital expenditures. Management believes that the Company will generate cash flow from operations in fiscal 2006, and has no plans that would require a significant investment of additional working capital. Subject to limitations set forth in the Agreement, funds available under the Company’s revolving credit facility may also be utilized to finance acquisitions. However, management is not presently evaluating any acquisition opportunities.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s future contractual obligations and potential commercial commitments as of February 28, 2005 are summarized as follows:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Revolving credit facility	$26,000	$—	$26,000	$—	$—
Long-term debt	1,581	124	500	226	731
Capital lease obligations	272	118	121	33	—
Operating leases	23,664	5,540	8,853	5,562	3,709
Estimated interest payments	2,198	1,061	768	141	228

	$53,715	$6,843	$36,242	$5,962	$4,668

Other Commercial Commitments	Amounts Committed	Expiration Per Period
		Less Than 1 Year	3-5 years
Consigned inventory	$2,606	$2,606	$—
Interest rate derivative	69	—	69
Standby letter of credit	249	249	—

	$2,924	$2,855	$69

As described above under Liquidity and Capital Resources, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings outstanding under the revolving credit line fluctuate. The estimated interest payments reflected in the table above are based on both the amount outstanding under the revolving credit facility and the variable interest rate in effect as of February 28, 2005. In February 2005, the Company entered into an interest rate swap agreement whereby the Company has agreed to exchange, at monthly intervals, the difference between a fixed rate of 4.38% and LIBOR, amounts as calculated by reference to a notional principal amount of $15 million. The interest rate swap is scheduled to mature in February 2010. At inception, the derivative did not qualify for cash flow hedge accounting. The fair value of the derivative represents a liability of $69,000 at February 28, 2005. Such liability would be realized only if the Company terminated the derivative contract prior to maturity.

The majority of operating lease commitments is for office and warehouse space occupied by the Company’s branch operations. The Company also has operating leases for vehicles and office equipment. Management believes that its capital resources are better utilized for working capital needed to support the growth of operations than for investment in real property and other capital assets that may be leased.

The standby letter of credit is used as collateral under a self-insurance program for workers compensation, general liability and vehicles. The letter of credit is not expected to result in any material loss or obligation as insurance claims under the program are paid in the ordinary course of business.

The Company has no off-balance sheet arrangements. The Company has not entered into any transactions with unconsolidated entities such as special-purpose entities that would be established for the purpose of facilitating off-balance sheet arrangements.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, amending the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period expenses regardless of whether they meet the criterion of “abnormal”. The statement also requires that allocation of fixed production overhead factors to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. The Company does not expect the adoption of SFAS 151 to have a material effect of its consolidated financial statements.

In December 2004, the FASB issued SFAS 153 “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”, which is a revision of SFAS 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The Statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. The provisions of SFAS 123R are required to be applied as of the first interim or annual reporting period that begins March 1, 2006. The Company is currently evaluating the adoption provisions of SFAS 123R. Based on the stock options outstanding at February 28, 2005, the Company does not believe that the provisions of SFAS 123R will materially affect its consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect reported amounts and related disclosures. Actual results, once known, may vary from these estimates. Management based its estimates on historical experience, current trends and other factors that are believed to be reasonable under the circumstances. Management believes that the following accounting policies require a higher degree of judgment in making its estimates and, therefore, are critical accounting policies.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Three customers represented 3.1%, 1.8% and 1.1% of consolidated fiscal 2005 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventories

Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At February 28, 2005, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, i.e. as specified purchase volume levels are reached or are reasonably assured of attainment. Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired in connection with business acquisitions. The assessment of recoverability of goodwill requires management to project future operating results and other variables to estimate the fair value of business units. Future operating results can be affected by changes in market or industry conditions.

Self-Insurance Reserves

The Company establishes reserves related to a group health benefit program that covers most of the Company’s employees. The reserves represent an estimate of the sum of unpaid claims and incurred but not reported claims. Management estimates the reserve necessary based on both historical and recent claims experience. Actual claims, once known, may differ significantly from the reserves.

In February 2005, the Company began to self-insure its workers compensation, general liability and vehicle liability exposures. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverages. Because of the limited duration of the program, management believed that no reserves were necessary as of February 28, 2005.

Interest Rate Derivative Instruments

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as unrealized gains or losses, as applicable, in the Company’s statements of operations as interest derivative loss (gain). Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative loss (gain).

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

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 3 months. At February 28, 2005 the Company had $26.8 million outstanding under its bank credit facility, of which $11.8 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $118,000, or $.01 per basic share, on an annual basis. The Company has an interest rate derivative instrument for a notional amount of $15 million that expires in February 2010. The instrument fixes LIBOR at 4.38% on the notional amount.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF ACR GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACR Group, Inc.

We have audited the accompanying consolidated balance sheet of ACR Group, Inc. and subsidiaries as of February 28, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended February 28, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACR Group, Inc. and subsidiaries at February 28, 2005, and the results of their operations and their cash flows for the year ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended February 28, 2005.

BDO Seidman, LLP

Houston, Texas

May 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 29, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACR Group, Inc. and subsidiaries at February 29, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas

May 13, 2004,

except for Notes 1, 4 and 6

as to which the date is October 11, 2004

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	February 28, 2005	February 29, 2004
Current assets:
Cash	$2,135	$52
Accounts receivable, net of allowance for doubtful accounts of $918 in 2005 and $793 in 2004	20,768	18,120
Inventories	32,573	27,833
Prepaid expenses and other	592	1,120
Deferred income taxes	1,426	1,167

Total current assets	57,494	48,292
Property and equipment, net of accumulated depreciation	4,217	4,461
Goodwill, net of accumulated amortization of $1,038 in 2005 and 2004	5,258	5,258
Other assets	735	716

Total assets	$67,704	$58,727

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 28, 2005	February 29, 2004
Current liabilities:
Current maturities of long-term debt	$124	$283
Current maturities of capital lease obligations	118	123
Accounts payable	17,753	18,756
Accrued expenses and other liabilities	4,124	3,249

Total current liabilities	22,119	22,411

Borrowings under revolving credit agreement	26,000	21,086
Long-term notes, net of current maturities	1,457	1,469
Long-term capital lease obligations, net of current maturities	154	176
Interest derivative liabilities	69	464
Deferred income taxes	201	63

Total long-term liabilities	27,881	23,258

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par, authorized 2,000,000 shares, none outstanding	—	—
Common stock, $.01 par, authorized 25,000,000 shares, 11,804,294 and 10,681,294 issued and outstanding in 2005 and 2004, respectively	118	107
Additional paid-in capital	43,998	41,691
Unearned restricted stock compensation	(1,883)	—
Accumulated deficit	(24,529)	(28,740)

Total shareholders’ equity	17,704	13,058

Total liabilities and shareholders’ equity	$67,704	$58,727

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	February 28, 2005	February 29, 2004	February 28, 2003
Sales	$199,553	$174,353	$161,822
Cost of sales	152,908	135,795	126,149

Gross profit	46,645	38,558	35,673

Selling, general and administrative expenses	39,315	34,106	32,983

Operating income	7,330	4,452	2,690

Interest expense	1,060	1,082	1,332
Interest derivative loss	50	101	555
Other non-operating income	(579)	(490)	(474)

Income before income taxes and cumulative effect of accounting change	6,799	3,759	1,277
Provision (benefit) for income taxes:
Current	2,709	743	79
Deferred	(121)	621	198

Income before cumulative effect of accounting change	4,211	2,395	1,000
Cumulative effect of accounting change, net of taxes	—	—	(483)

Net income	$4,211	$2,395	$517

Basic earnings per share:
Before cumulative effect of accounting change	$.39	$.22	$.09
Cumulative effect of accounting change	—	—	(.04)

	$.39	$.22	$.05

Diluted earnings per share:
Before cumulative effect of accounting change	$.38	$.22	$.09
Cumulative effect of accounting change	—	—	(.04)

	.38	$.22	$.05

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	No. of Shares Outstanding	Par Value	Additional Paid-in Capital	Unearned Restricted Stock Compensation	Accumulated Deficit	Total
Balance, February 28, 2002	10,681,294	$107	$41,691	$—	$(31,652)	$10,146

Net income	—	—	—	—	517	517

Balance, February 28, 2003	10,681,294	107	41,691	—	(31,135)	10,663

Net income	—	—	—	—	2,395	2,395

Balance, February 29, 2004	10,681,294	107	41,691	—	(28,740)	13,058

Issuances of shares of restricted common stock	1,084,000	11	2,261	(2,272)	—	—
Stock issuances from exercise of stock options	39,000	—	46	—	—	46
Unearned restricted stock compensation	—	—	—	389	—	389

Net income	—	—	—	—	4,211	4,211

Balance, February 28, 2005	11,804,294	$118	$43,998	$(1,883)	$(24,529)	$17,704

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	February 28, 2005	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$4,211	$2,395	$517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	914	982	1,262
Provision for doubtful accounts	557	696	418
Loss (gain) on sale of assets	30	(26)	(7)
Market value of interest derivative	50	(327)	156
Deferred income taxes	(121)	621	(53)
Amortization of restricted stock compensation	389	—	—
Cumulative effect of accounting change	—	—	483
Changes in operating assets and liabilities:
Accounts receivable	(3,205)	(3,614)	1,238
Inventories	(4,740)	(3,623)	990
Prepaid expenses and other assets	509	(315)	114
Accounts payable	(1,002)	1,811	(2,445)
Accrued expenses and other liabilities	874	1,154	70

Net cash provided by (used in) operating activities	(1,534)	(246)	2,743

Cash flows from investing activities:
Purchase of property and equipment	(817)	(528)	(636)
Proceeds from disposition of assets	236	281	88
Payments on derivative instrument	(445)	—	—

Net cash used in investing activities	(1,026)	(247)	(548)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	4,914	914	(1,552)
Proceeds from long-term debt	875	—	191
Payments on long-term debt	(1,192)	(473)	(859)
Proceeds from exercise of stock options	46	—	—

Net cash provided by (used in) financing activities	4,643	441	(2,220)

Net increase (decrease) in cash	2,083	(52)	(25)
Cash at beginning of year	52	104	129

Cash at end of year	$2,135	$52	$104

(Continued)

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Continued)

	February 28, 2005	February 29, 2004	February 28, 2003
Schedule of non-cash investing and financing activities:
Sale of subsidiaries:
Book value of assets sold	$—	$22	$—
Book value of liabilities sold	—	22	—

Purchases of property and equipment
For notes payable	$32	$—	$52
Under capital leases	87	218	20

Supplemental cash flow information:
Interest paid	$1,060	$1,082	$1,329
Interest derivatives payments	445	428	399
Income taxes paid	2,225	500	4

The accompanying notes are an integral part of these consolidated financial statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of ACR Group, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues consist of sales of HVACR products. The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Three customers represented 3.1%, 1.8% and 1.1% of consolidated fiscal 2005 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventories

Inventories are valued at the lower of cost or market using the moving average cost method. Substantially all inventories represent finished goods held for sale. Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At February 28, 2005, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

The Company has an arrangement with an HVACR equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. The cost of consigned inventory held in the bonded warehouses was $2,606 at February 28, 2005 and $5,466 at February 29, 2004.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, i.e. as specified purchase volume levels are reached or are reasonably assured of attainment. Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

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

Based on the Company’s impairment tests performed upon the adoption of SFAS 142, the Company recognized a charge of $733, or $483 net of taxes, to reduce the carrying value of goodwill to its implied fair value. This charge has been recorded as a cumulative effect of change in accounting principle in the Company’s first quarter of fiscal year 2003. The Company completed its annual impairment test as of February 28, 2005 in the fourth quarter of fiscal year 2005. This impairment test resulted in no additional impairment charges for the year ended February 28, 2005.

Interest Rate Derivative Instruments

The Company’s interest rate derivative instruments do not qualify as hedges, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instruments are reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as unrealized gains or losses, as applicable, in the Company’s statements of operations as interest derivative loss (gain). Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative instruments and the market interest rate are also recorded as interest derivative loss (gain).

At February 28, 2005 and February 29, 2004 the Company had derivative instruments for the notional values of $15 million and $8 million, respectively, at fixed rates of 4.38% and 6.33%, respectively, which exceeds the current market rate and matures February 2010 and April 2005 respectively. At February 28, 2005 and February 29, 2004 the Company recorded a liability of $69 and $464, respectively, to report the instruments at fair value. For the years ended February 28, 2005,

February 29, 2004 and February 28, 2003 the Company recorded an unrealized gain (loss) of ($50), $327 and $156, respectively, from changes in the fair value of interest rate derivative instruments during such periods.

Self-Insurance Reserves

The Company establishes reserves related to a group health benefit program that covers most of the Company’s employees. The reserves represent an estimate of the sum of unpaid claims and incurred but not reported claims. Management estimates the reserve necessary based on both historical and recent claims experience. At February 28, 2005 and February 29, 2004, the amounts of such reserves were $249 and $234, respectively.

In February 2005, the Company began to self-insure its workers compensation, general liability and vehicle liability exposures. The level of exposure from catastrophic events is limited by stop-loss and aggregate reinsurance coverages. Because of the limited duration of the program, management believes that no reserves were necessary as of February 28, 2005.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company uses the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

In accordance with the provisions of SFAS 123, “Accounting for Stock-based Compensation”, as amended by SFAS 148 “Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment of FASB Statement No, 123”, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employees stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Year Ended February 29 or 28,
	2005	2004	2003
Net income applicable to common shareholders as reported	$4,211	$2,395	$517
Total stock-based employee compensation expense under fair value method for all awards, net of tax	(58)	(25)	(55)

Pro forma income applicable to common Shareholders	$4,153	$2,370	$462

Earnings per share:
Basic:
As reported	$.39	$.22	$.05
Pro forma	.39	.22	.04
Diluted:
As reported	$.38	$.22	$.05
Pro forma	.38	.22	.04

The fair value of each option grant under the Company plans for the three years ended February 28, 2005 was estimated using the Black-Scholes options pricing model using the following assumptions:

•	Expected life of 5 to 8 years

•	No expected dividend yield

•	Expected volatility of .669 for all years in which options were granted, representing 48 periods ending March 31, 2002.

•	Risk-free interest rate of 5.0% in each fiscal period in which options were granted, representing an approximate average yield over the option periods presented

No options were granted during fiscal 2005, 2004 or 2003.

Supplier/Sources of Supply

The Company has historically purchased a majority of its HVACR equipment and repair parts from two primary suppliers. Purchases from such suppliers comprised 43% of all purchases made in fiscal 2005, 38% in fiscal 2004 and 34% in fiscal 2003. The Company has not encountered any significant difficulty to date in obtaining equipment and repair parts to support its operations at current or expected near-term future levels. Any significant interruption by such a manufacturer, or a termination of a distributor agreement, could temporarily disrupt the operations of certain subsidiaries. The Company believes that its relationships with suppliers of complementary equipment products are a mitigating factor against this risk. In January 2005, the distribution arrangement with one of the Company’s primary equipment suppliers was terminated. The Company has replaced the products formerly purchased from the supplier with comparable products from other suppliers (see Note 10, Legal Proceedings).

Reclassifications

Certain reclassifications were made to the prior years’ financial statements to conform with current year presentation.

Recent Accounting Issues

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, amending the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period expenses regardless of whether they meet the criterion of “abnormal”. The statement also requires that allocation of fixed production overhead factors to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. The Company does not expect the adoption of SFAS 151 to have a material effect of its consolidated financial statements.

In December 2004, the FASB issued SFAS 153 “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of SFAF 153 to have a material effect of its financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”, which is a revision of SFAS 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. The provisions of SFAS 123R are required to be applied as of the first interim or annual reporting period that begins March 1, 2006. The Company is currently evaluating the adoption provisions of SFAS 123R. Based on the stock options outstanding at February 28, 2005, the Company does not believe that the provisions of SFAS 123R will materially affect its consolidated financial statements.

2 - Property and Equipment

Property and equipment consisted of the following at the end of February:

	2005	2004
Land	$311	$311
Building and leasehold improvements	3,917	3,759
Furniture and fixtures	307	276
Vehicles	1,061	1,089
Other equipment	5,183	5,322

	10,779	10,757
Less: accumulated depreciation	(6,562)	(6,296)

Net property and equipment	$4,217	$4,461

Capitalized lease assets of $565 and $562 together with accumulated amortization of $237 and $169 are included in property and equipment as of February 28, 2005 and February 29, 2004. Amortization expense is included with depreciation expense.

3 - Accrued expenses and other liabilities consisted of the following at the end of February:

	2005	2004
Incentive compensation	$1,687	$1,271
Vacation	486	462
Taxes, other than income taxes	766	744
Insurance	270	258
Professional fees	110	94
Federal and state income tax payable	614	310
Other	191	110

	$4,124	$3,249

4 - Debt

Debt is summarized as follows at the end of February:

	2005	2004
Borrowings under revolving credit agreement	$26,000	$21,086

Other long-term debt:
Capital expenditure facility	782	948
Note payable to sellers of real property	734	757
Other	65	47

Total other long-term debt	1,581	1,752

	27,581	22,838
Less current maturities	(124)	(283)

Long-term debt, less current maturities	$27,457	$22,555

In September 2004, the Company entered into a direct financing agreement (“Agreement”) with a commercial bank (“Bank”), replacing the Company’s previous banking arrangement. The new Agreement provides to the Company a $30 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the new revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At February 28, 2005, the Company’s borrowing base exceeded $30 million, and management does not expect the borrowing base to decrease in fiscal 2006. The Agreement terminates in August 2006.

As of February 28, 2005, the Company had outstanding borrowings of $26 million on the revolving line of credit and $782,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $249,000 against the line of credit. Borrowings under the capital expenditure facility are repaid in equal monthly principal installments of $6,593, plus interest. Borrowings under both facilities bear interest based on either the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of February 28, 2005, the applicable interest rate on both facilities was either the prime rate less 0.5% or LIBOR plus 1.125%, and the Company had elected the LIBOR option (3.75%) for all amounts outstanding under the facilities. A commitment fee of 0.25% is paid on the unused portion of the revolving credit line.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the bank a right to accelerate all outstanding indebtedness under the Agreement. As of February 28, 2005, the Company was in compliance with all of the required financial and non-financial covenants.

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

Future maturities of debt are $124 in 2006, $26,759 in 2007, $38 in 2008, $37 in 2009, $34 in 2010, and $589 in 2011 and thereafter.

5 - Lease Commitments

The Company leases warehouse equipment, office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:

Year ended February 28 or 29,	Capital lease payments
2006	$131
2007	103
2008	31
2009	23
2010	13

Total minimum lease payments	301
Less amounts representing interest	(29)

Present value of future minimum lease payments	272
Less current maturities of capital lease obligations	(118)

Long-term obligations under capital leases	$154

Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVACR operations and office equipment and various vehicles under non-cancelable operating lease agreements that expire at various dates through 2012. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company’s lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are $5,540 in 2006, $4,876 in 2007, $3,976 in 2008, $3,071 in 2009 and $6,200 thereafter.

Rental expenses were $5,149, $5,405 and $4,444 in 2005, 2004 and 2003, respectively.

6 - Income Taxes

Federal and state income tax provisions (benefits) are as follows:

	Year Ended February 29 or 28,
	2005	2004	2003
Federal
Current	$2,476	$573	$20
Deferred	(104)	710	174
State
Current	233	170	59
Deferred	(17)	(89)	24

	$2,588	$1,364	$277

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

	Year Ended February 29 or 28,
	2005	2004	2003
Tax at statutory rate	$2,312	$1,278	$434
Increase (reduction) in tax expense
Resulting from:
Change in valuation allowance	(115)	(102)	(961)
Nondeductible expenses	60	60	90
State income taxes	331	128	79
Expired tax credits and expired NOL carryforwards	—	—	635

Actual income tax provision	$2,588	$1,364	$277

The Company recognizes a tax benefit from a net operating loss carryforward if it is more likely than not that such benefit will ultimately be realized. Such a tax benefit is recorded on the balance sheet as a deferred tax asset. The deferred tax assets and liabilities consist of the following as of February 28, 2005 and February 29, 2004:

	2005	2004
Current deferred tax assets:
Section 263A capitalization	$531	$454
Allowance for doubtful accounts	463	365
Accrued vacation	190	185
Accrued medical claims	97	93
Inventory reserves	145	70

Total deferred tax assets	1,426	1,167

Long-term deferred tax assets (liabilities):
Fixed asset depreciation	105	164
Interest rate derivative	23	156
Restricted stock expense	132	—
State NOL carryforwards	108	205
Valuation allowance	—	(115)
Goodwill and other amortization	(569)	(473)

Total net long-term deferred tax liabilities	(201)	(63)

Net deferred tax assets	$1,225	$1,104

The Company applied net operating loss carryforwards of $1,343 to offset taxable income during the fiscal 2004.

7 - Stock Option Agreements and Equity Transactions

Effective March 1, 2004, both the Chief Financial Officer and the General Counsel of the Company entered into employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon both continuation of employment and attainment of specified financial performance objectives by the Company. After the end of the first quarter, it was recognized that certain provisions of the agreements led to differing interpretations of the timing and number of shares that could vest under certain financial performance conditions. A process commenced at that time to amend the agreements to clarify the terms. In September 2004, the agreements were revised to extend the vesting period and eliminate the performance criteria. Under the revised agreements, the restricted stock will vest ratably over six years beginning March 1, 2004, subject only to continuation of employment of the officers. As a result of this revision, September 27, 2004 established a new measurement date for valuing the restricted stock. On that date the Company’s share price was $2.15, and accordingly, the Company has recorded $2,150,000 as deferred compensation, which is amortized on a straight-line basis as compensation expense over the six-year vesting period of the grants. As the amendment clarified provisions identified at the end of the first quarter, an adjustment was made in the second quarter to reflect year-to-date compensation expense based on the new terms. For fiscal 2005, compensation expense recognized under the agreements was $359.

Effective March 1, 2004, the two outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Such shares will vest annually pro-rata over such period. The Company will recognize $122 as compensation expense ratably over the four-year period for the restricted stock grants. For fiscal year 2005, the Company recognized $30 as compensation expense related to the directors restricted stock grants.

Pursuant to employment contracts that were effective in 1998, both the President and the Chief Financial Officer of the Company received options to purchase 300,000 and 100,000 shares of the Company’s common stock (“Stock”), respectively, at $2.24 per share. Such options would have vested in 2006. Both officers forfeited their respective options, unexercised, in fiscal 2004.

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. On March 23, 2004, the expiration date of 93,500 options granted under the plan in March 1999 was extended until March 23, 2006. The extension created a new measurement date for valuing the options. No compensation expense has been recognized since the option price of the stock was equal to the market price on the date of extension. During fiscal year 2005, 39,000 options issued under the plan were exercised and 8,000 options were forfeited. An additional 141,000 options granted under the plan will expire in August 2005.

A summary of the Company’s stock option activity and related information follows:

	Year Ended February 29 or 28,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding -
Beginning of year	272,500	$1.25	715,500	$1.81	905,000	$1.94
Granted	—	—	—	—	—	—
Exercised	(39,000)	1.18	—	—	—	—
Forfeited	(8,000)	1.26	(443,000)	2.16	(189,500)	2.40

Outstanding -
End of year	225,500	1.26	272,500	1.25	715,500	1.81

Exercisable-
End of year	225,500	1.26	272,500	1.25	646,833	1.89

Outstanding options at February 28, 2005 are all exercisable and have a weighted average contractual life remaining of 0.86 years. The options range in exercise price from $1.12 to $1.50.

8 - Profit Sharing Plan

The Company has a qualified profit sharing plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant’s contributions, not to exceed 3% of each participant’s compensation. Company contributions to the Plan were $289, $251 and $261 for fiscal 2005, 2004 and 2003, respectively.

9 - Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of shares outstanding, including the vested restricted shares. Diluted earnings per share is obtained by dividing net income by the weighted average outstanding shares adjusted for the dilutive effects of outstanding stock options and unvested shares of restricted stock using the treasury stock method.

The following summarizes the common shares used to calculate earnings per share of common stock including the potentially dilutive impact of stock options and restricted shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

	Year ended February 29 or 28,
	2005	2004	2003
Denominator:
Denominator for basic earnings per share-weighted average shares	10,696,398	10,681,294	10,681,294
Effect of dilutive securities:
Employee stock options	101,190	—	—
Restricted stock grants	230,460	—	—

Denominator for diluted earnings per share adjusted weighted average shares and assumed conversions	11,028,048	10,681,294	10,686,671

10 - Legal Proceedings

In connection with the termination of the Company’s right to distribute Goodman branded products at its business units in Georgia and Colorado, Goodman filed suit against the Company and certain subsidiaries (“Defendants”) in April 2005 to recover approximately $2.7 million for inventory purchased from Goodman. The Defendants have filed an answer and counterclaim, asserting causes of action related to the termination of the parties’ agreements and other defenses. The Company intends to vigorously defend the litigation. The litigation is in its early stages, and management believes that the ultimate resolution of the matter will not have a material effect on the Company’s financial condition or results of operations.

11- Summarized Quarterly Data (Unaudited)

The following is a summary of the unaudited results of operations for each quarter in fiscal years 2005, 2004 and 2003:

	Quarter
	First	Second	Third	Fourth
Fiscal year ended February 28, 2005
Sales	$50,045	$59,538	$47,339	$42,631
Gross profit	11,158	13,649	11,050	10,788
Net income	1,129	2,065	618	399

Earnings per common share:
Basic	$.11	$.19	$.06	$.04

Diluted	$.10	$.19	$.06	$.04

Fiscal year ended February 29, 2004
Sales	$42,316	$51,543	$42,187	$38,307
Gross profit	9,305	11,348	9,130	8,776
Net income	508	1,538	341	8

Earnings per common share, basic and diluted	$.05	$.14	$.03	$.00

Fiscal year ended February 28, 2003
Sales	$42,869	$47,810	$37,902	$33,241
Gross profit	9,080	10,500	8,366	7,727
Income before cumulative effect of accounting change	486	1,016	(69)	(433)
Cumulative effect of accounting change, net of taxes	(483)	—	—	—

Net income (loss)	$3	$1,016	$(69)	$(433)

Earnings (loss) per common share, basic and diluted:
Before cumulative effect of accounting change	$(.04)	$.10	$(.01)	$(.04)
Cumulative effect of accounting Change	(.04)	—	—	—

	$—	$.10	$(.01)	$(.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 2, 2005, upon recommendation of the Audit Committee, the Board of Directors of ACR Group, Inc., a Texas corporation (the “Company”) dismissed Ernst & Young LLP (“E&Y”) as the Company’s independent public accountants.

E&Y’s reports on the Company’s financial statements for the fiscal years ended February 28, 2003 and February 29, 2004, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended February 28, 2003 and February 29, 2004, and the interim period between February 29, 2004 and February 28, 2005, there were no disagreements between the Company and E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to E&Y’s satisfaction, would have caused it to make a reference to the subject matter of the disagreements in connection with their reports on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K except as disclosed in the following paragraph.

In October 2004 the Company restated certain of its financial statements previously issued as a result of its incorrect accounting treatment for certain interest rate derivative instruments. In connection with that restatement, E&Y advised the Company of a material weakness as a result of the Company not having the technical expertise to apply the specific accounting requirements of Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as part of the financial reporting process.

On February 4, 2005, the Board of Directors of the Company and its Audit Committee engaged BDO Seidman, LLP (“BDO”) to serve as the Company’s independent public accountants for the fiscal year ending February 28, 2005.

Prior to engaging BDO as its independent accountant, the Company did not consult with or obtain oral or written advice from BDO regarding any of the matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

As of February 28, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2005.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference.

Item 11.	Executive Compensation.

Incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

Incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements included in Item 8.

See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.

(a)(2)	Index to Financial Statement Schedules included in Item 15.

The following financial statement schedule for the years ended February 28, 2005, February 29, 2004 and February 28, 2003 is included in this report:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for fiscal year ended June 30, 1991 (referred to as “1991 10-K”), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as “1993 10-K”), or (c) Annual Report on Form 10-K for fiscal year ended February 28, 1998 (referred to as “1998 10-K”), or (d) Annual Report on Form 10-K for fiscal year ended February 29, 2000 (referred to as “2000 10-K”), (e) Annual Report on Form 10-K for fiscal year ended February 28, 2001 (referred to as “2001 10-K”) or (f) Annual Report on Form 10-K for fiscal year ended February 28, 2002 (referred to as “2002 10-K”) or (g) Annual Report on Form 10-K for fiscal year ended February 29, 2004 (referred to as “2004 10-K”) or (h) Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (referred to as “August 31, 2004 10-Q”).

Exhibit Number	Description

* 3.1	Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

* 3.2	Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

* 3.3	Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

* 3.4	Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993 10-K)

* 4.1	Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit 4.1 to 1993 10-K)

*10.1	Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.1 to 1998 10-K)

*10.2	Stock Option Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.2 to 1998 10-K)

*10.3	Employment Agreement between the Company and Anthony R. Maresca dated as of March 1, 1998 (Exhibit 10.3 to 1998 10-K)

*10.3A	Employment Agreement between the Company and Anthony R. Maresca dated as of March 1, 2004 (Exhibit 10.3A to 2004 10-K)

*10.3B	Amendment to Exhibit “A” of the Employment Agreement between the Company and Anthony R. Maresca effective as of March 1, 2004. (Exhibit 10.3B to August 31, 2004 10-Q)

*10.4	Stock Option Agreement between the Company and Anthony R. Maresca dated as of March 1, 1998 (Exhibit 10.4 to 1998 10-K)

*10.5	Registration Rights Agreement by and between the Company, Alex Trevino, Jr. and Anthony R. Maresca (Exhibit 10.5 to 1998 10-K)

*10.6	Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

*10.7	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001. (Exhibit 10.15 to 2001 10-K)

*10.7A	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of November 30, 2001. (Exhibit 10.15A to 2002 10-K)

*10.8	1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS 333-16325)

*10.9	Director Restricted Stock Agreement between the Company and Roland H. St. Cyr dated as of March 1, 2004. (Exhibit 10.17 to 2004 10-K)

*10.10	Director Restricted Stock Agreement between the Company and Alan D. Feinsilver dated as of March 1, 2004. (Exhibit 10.18 to 2004 10-K)

*10.11	Employment Agreement between the Company and A. Stephen Trevino dated as of March 1, 2004. (Exhibit 10.19 to 2004 10-K)

*10.11A	Amendment to Exhibit “A” of the Employment Agreement between the Company and A. Stephen Trevino effective as of March 1, 2004. (Exhibit 10.18A to August 31, 2004 10-Q)

*10.12	Credit Agreement between the Company and Wells Fargo Bank, NA dated September 7, 2004. (Exhibit 10.20 to August 31, 2004 10-Q)

21.1	Subsidiaries of the Company

23.1	Consents of Independent Registered Public Accounting Firms

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2004

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2004

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a Form 8-K on February 8, 2005, changing its certifying accountants as discussed in Item 9.

(c)	Exhibits

See Item 15(a)(3), above.

SCHEDULE II

ACR GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Allowance written off	Balance at end of period
Year ended February 28, 2005:
Allowance for doubtful account	$793	$557	$432	$918
Inventory reserves	164	351	145	370

Year ended February 29, 2004:
Allowance for doubtful account	$685	$696	$588	$793
Inventory reserves	77	87	—	164

Year ended February 28, 2003:
Allowance for doubtful account	$844	$418	$577	$685
Inventory reserves	10	67	—	77

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

Signature

/s/ ALEX TREVINO, JR. Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	May 31, 2005

/s/ ANTHONY R. MARESCA Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	May 31, 2005

/s/ A. STEPHEN TREVINO A. Stephen Trevino	Senior Vice President, General Counsel and Director	May 31, 2005

/s/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	May 31, 2005

/s/ ROLAND H. ST. CYR Roland H. St. Cyr	Director	May 31, 2005