Form 10-Q
period 2005-05-31
ACR GROUP INC
filed 2005-07-15
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Shares of Common Stock outstanding at June 30, 2005 – 11,859,794

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	May 31, 2005	February 28, 2005
Current assets:
Cash	$2,074	$2,135
Accounts receivable, net of allowance for doubtful accounts of $1,166 and $918	24,041	20,768
Inventories, net	36,331	32,573
Prepaid expenses and other	463	592
Deferred income taxes	1,426	1,426

Total current assets	64,335	57,494

Property and equipment, net of accumulated depreciation	4,668	4,217
Goodwill, net of accumulated amortization	5,408	5,258
Other assets	768	735

Total assets	$75,179	$67,704

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31, 2005	February 28, 2005
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$278	$242
Accounts payable	25,657	17,753
Accrued expenses and other liabilities	3,049	4,124

Total current liabilities	28,984	22,119

Borrowings under revolving credit agreement	25,986	26,000
Long-term debt and capital lease obligations, net of current maturities	1,709	1,611
Interest derivative liabilities	212	69
Deferred income taxes	258	201

Total long-term liabilities	28,165	27,881

Commitments and contingencies

Shareholders’ equity:
Common stock	119	118
Additional paid-in capital	44,066	43,998
Unearned restricted stock compensation	(1,786)	(1,883)
Accumulated deficit	(24,369)	(24,529)

Total shareholders’ equity	18,030	17,704

Total liabilities and shareholders’ equity	$75,179	$67,704

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended May 31,
	2005	2004
Sales	$47,538	$50,045
Cost of sales	36,423	38,887

Gross profit	11,115	11,158

Selling, general and administrative expenses	10,503	9,247

Operating income	612	1,911

Interest expense	299	255
Interest derivative loss (gain)	205	(30)
Other non-operating income	(152)	(142)

Income before income taxes	260	1,828

Provision for income taxes	100	699

Net income	$160	$1,129

Earnings per share:
Basic	$.01	$.11

Diluted	$.01	$.10

Weighted average shares outstanding:
Basic	10,940	10,681

Diluted	11,343	10,996

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended May 31,
	2005	2004
Operating activities:
Net income	$160	$1,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228	240
Provision for doubtful accounts	239	194
Gain on sale of assets	(6)	(2)
Loss (gain) on change in market value of interest derivative	205	(30)
Deferred income tax expense	56	15
Amortization of restricted stock compensation	97	117
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(3,361)	(5,272)
Inventories, net	(3,408)	(2,665)
Prepaid expenses and other assets	113	(16)
Accounts payable	7,383	6,219
Accrued expenses and other liabilities	(1,119)	369

Net cash provided by operating activities	587	298

Investing activities:
Acquisition of property and equipment	(430)	(222)
Business acquisition, net of cash acquired	(148)	—
Payments on derivative instrument	(61)	(109)
Proceeds from disposition of assets	11	2

Net cash used in investing activities	(628)	(329)

Financing activities:
Net borrowings (payments) on revolving credit facility	(14)	144
Proceeds from exercise of stock options	69	—
Payments on long-term debt	(75)	(107)

Net cash provided (used in) by financing activities	(20)	37

Net increase (decrease) in cash	(61)	6
Cash at beginning of year	2,135	52

Cash at end of period	$2,074	$58

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - Basis of Presentation

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended February 28, 2005 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Actual operating results for the three months ended May 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2006.

Certain reclassifications were made to the prior years’ financial statements to conform with current year presentation.

2 - Summary of Significant Accounting Policies

For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005 and to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company has elected to follow the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employees stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended May 31,
	2005	2004
Net income applicable to common shareholders, as reported	$160	$1,129
Total stock-based employee compensation expense under fair value method for all awards, net of tax	—	38

Pro forma income applicable to common shareholders	$160	$1,091

Basic earnings per share:
As reported	$.01	$.11

Pro forma	$.01	$.10

Diluted earnings per share:
As reported	$.01	$.11

Pro forma	$.01	$.10

3 - Contingent Liabilities

The Company has arrangements with heating, air conditioning and refrigeration (“HVACR”) equipment manufacturers and bonded warehouse agents whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The suppliers retain legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the suppliers for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of May 31,2005, and February 28, 2005, the cost of such inventory held in the bonded warehouses was approximately $6,898,000 and $2,606,000 respectively.

The Company leases its corporate offices, office and warehouse space occupied by its HVACR operations and office equipment and various vehicles under non-cancelable operating lease agreements that expire at various dates through 2012.

The Company establishes reserves related to a group health benefit program that covers most of the Company’s employees.

4 - Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. The Company accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Goodwill attributable to each of the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at least annually. On an ongoing basis (absent any impairment indicators), the Company performs the annual impairment test as of the end of its fiscal year.

In March 2005, the Company acquired the net assets of two branch operations in northern Florida. In connection with the transaction, the Company recorded goodwill of $150,000. The proforma consolidation of this acquisition was not material to the Company’s consolidated financial statements.

5 - Interest Rate Derivative Instruments

The Company’s interest rate derivative instrument does not qualify as a hedge, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of the derivative is recorded in the Company’s statements of operations as interest derivative loss (gain). Payments received or paid by the Company during the term of the derivative contract as a result of the difference between the fixed interest rate of the derivative instrument and the market interest rate is also recorded as an interest derivative loss (gain).

At May 31, 2005, the Company had a derivative instrument for the notional value of $15 million at fixed rates of 4.38%, which exceeds the current market rate and matures February 2010. At May 31, 2005 the Company had recorded a liability of $212,000 to report the instrument at fair value.

6 - Stock Option Agreements and Equity Transactions

The Chief Financial Officer and the General Counsel of the Company have employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment. Under the agreements, the restricted stock will vest ratably over six years beginning March 1, 2004. For the quarter ended May 31, 2005, compensation expense recognized under the agreements was $89,000.

Effective March 1, 2004, the two outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Such shares vest annually pro-rata over such period. For the quarter ended May 31, 2005, the Company recognized $8,000 as compensation expense related to the directors restricted stock grants.

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. During the quarter ended May 31, 2005, 55,500 options issued under the plan were exercised. As of May 31, 2005, there are 170,000 options exercisable of which 103,500 expire in August 2005 and 66,500 will expire in March 2006.

7 - New Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

8 - Income Taxes

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

9 - Debt

The Company has credit facilities with a commercial bank (“Bank”) that include a $30 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At May 31, 2005, the Company’s borrowing base exceeded $30 million, and management does not expect the borrowing base to be less than $30 million during fiscal 2006. At May 31, 2005, the Company was in compliance with all financial and non-financial loan covenants.

As of May 31, 2005, the Company had outstanding borrowings of $26 million on the revolving credit line and $763,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $249,000 against the line of credit. As of May 31, 2005, the applicable interest rate on both facilities was either the prime rate less 0.375% or LIBOR plus 1.375%, and the Company had elected the LIBOR option (4.50%) for substantially all amounts outstanding under the facilities. The Agreement terminates in August 2006.

10 - Earnings Per Share

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

The following summarizes the common shares used to calculate earnings per share of common stock including the potentially dilutive impact of stock options and restricted shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended May 31,
	2005	2004
Denominator:
Denominator for basic earnings per share - weighted average shares	10,940	10,681
Effect of dilutive securities:
Stock options	113	44
Restricted stock grants	290	271

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	11,343	10,996

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

ACR Group, Inc. and its subsidiaries (collectively, the “Company”) is an independent distributor of heating, air conditioning and refrigeration (“HVACR”) equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. Substantially all of the Company’s sales are to contractor dealers and institutional end-users. Generally accepted accounting principles in the United States allow the aggregation of an enterprise’s segments if they are similar. Although the Company operates in different geographic areas, we have reviewed the aggregation criteria and determined that the Company operates as a single segment based on the high degree of similarity of the Company’s operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2005 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2004

The Company recognized net income of $160,000 for the quarter ended May 31, 2005 (fiscal 2006) compared to $1,129,000 for the quarter ended May 31, 2004 (fiscal 2005), a decrease of 85%. The fiscal 2006 results were adversely affected by a decline in sales of HVAC equipment at the two business units that sold Goodman brand equipment prior to the termination in February 2005 of the rights to distribute the Goodman brand. Although these business units have secured distribution rights for other brands of comparable equipment, a transition of equipment brands requires obtaining an appropriate mix of inventory at each affected branch location and, subsequently, converting customers to the new equipment brand. Operating income at these two business units declined by $1.5 million in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005. Unseasonably cool weather in Texas during the first two months of fiscal 2006 adversely affected sales and income at the Company’s business unit based in Texas, but this effect was more than offset by strong results at the Company’s business units in Florida and Nevada. In the first quarter of fiscal 2006, the Company also recognized a $205,000 loss on its investment in an interest rate derivative instrument, compared to income of $30,000 recognized in the first quarter of fiscal 2005 on a similar instrument.

Consolidated sales decreased 5% to $47.5 million during the quarter ended May 31, 2005,

compared to $50.0 million for the quarter ended May 31, 2004. Same-store sales for the first quarter decreased 7% from the quarter ended May 31, 2004. The sales declines in the first quarter of fiscal 2006 are attributable to the two business units that are making the transition from selling Goodman brand equipment as described in the preceding paragraph. At the Company’s other four business units, sales increased 17%, and same-store sales increased 14%, in the quarter ended May 31, 2005, compared to the preceding year. Three stores opened or acquired in Florida, and single stores closed in Texas and Colorado, in the previous twelve months represent the difference in consolidated and same-store sales. In the quarter ended May 31, 2005, sales growth was strongest in Florida and Nevada, as new construction in each area continued to prosper. Each of those business units achieved a monthly sales record in May 2005. For the first five months of calendar 2005, same-store sales declined 2%, compared to a 5% decline in industry-wide product shipments during the same period based on data compiled by a leading industry trade association. Excluding the two business units that are transitioning from selling Goodman brand equipment, the Company’s same-store sales rose 14% in the first five months of calendar 2005.

The Company’s consolidated gross margin percentage on sales was 23.4% for the quarter ended May 31, 2005, compared to 22.3% for the quarter ended May 31, 2004. The increase in gross margin percentage resulted from improvement in purchasing and payment terms with suppliers.

Selling, general and administrative (“SG&A”) expenses increased by 14% in the quarter ended May 31, 2005, compared to the same quarter of 2004. Same-store SG&A increased 10% compared to the preceding year. SG&A expenses increased by the greatest percentage in Florida and Nevada relating to generating and supporting increased sales volumes. The majority of SG&A expenses are fixed or semi-fixed, such as salaries, occupancy and delivery vehicle costs. At the business units that suffered sales declines in the first quarter of fiscal 2006, management has not engaged in cost reduction efforts, which would primarily involve staff reductions. Management believes that substantially all of its present personnel are required to successfully transition to selling other brands of HVAC equipment without impairing customer service.

Interest expense increased 17% from May 31, 2005 to May 31, 2004 as a result of higher average borrowings. Average funded indebtedness increased 16% in the quarter ended May 31, 2005, compared to the preceding year, as the Company has used its revolving credit line for working capital to access favorable payment terms with suppliers.

The loss recognized by the Company in the first quarter of fiscal 2006 on its interest rate derivative consisted of a $144,000 decline in market value of the instrument due to a decline in the long-term interest rate over the period, and $61,000 in payments made by the Company during the quarter for the difference between the fixed rate of interest stated in the derivative and market rate of interest. In the first quarter of fiscal 2005, the gain recognized by the Company on its interest rate derivative consisted of a $139,000 increase in the market value of the instrument and $109,000 in payments made by the Company for the difference between the fixed and market rates of interest.

The Company has estimated a combined federal and state income tax rate of 38.5% for the quarter ended May 31, 2005, compared to 38.2% for the quarter ended May 31, 2004.

Recent Developments

As reported in the Company’s Form 10-K for the year ended February 28, 2005, the Company discontinued distributing the Goodman brand of HVAC equipment at its business units based in Georgia and in Colorado in late February 2005, in order to begin distributing the Haier brand of equipment at all of its business units. As disclosed in the Form 10-K, management expected a temporary disruption to its business at the Georgia and Colorado business units during the transition period of switching equipment brands. As disclosed above, the financial impact of this disruption was significant in the quarter ended May 31, 2005, and accounted for the entire decline in income compared to the quarter ended May 31, 2004. During the quarter ended May 31, 2005, management dealt with a variety of supply chain issues in order to replace the Goodman inventory at the Georgia and Colorado business units where, during fiscal 2005, Goodman brand equipment comprised 65% and 19% of sales, respectively. Sales of HVAC equipment at the two business units declined 77% in the quarter ended May 31, 2005 compared to same quarter in 2004. Ultimately, the Georgia business unit has elected to sell the Haier product line as its only equipment brand, and the Colorado business unit decided to sell another HVAC equipment brand as its primary line and to use the Haier brand as a secondary line. Management believes that most logistical issues were resolved as of May 31, 2005, and both business units now have an appropriate mix of equipment inventory at their branch locations. Both business units are now focused on converting their customers to buying the new equipment brands and steady progress is evident each month. It is unlikely, however, that the sales volume of HVAC equipment at the two business units will return this year to the levels reached in fiscal 2005. Accordingly, results at both business units will continue to be adversely affected by the transition of equipment brands for the remainder of this fiscal year. The Company’s other business units have begun to successfully sell the Haier brand equipment, with sales volume increasing each month. However, incremental sales of Haier brand equipment by the other business units are not likely to fully offset the decline in equipment sales at the Georgia and Colorado business units in fiscal 2006.

In March 2005, the Company acquired the net assets of two branch operations in northern Florida. The cost of the acquisition was approximately $250,000, of which $150,000 was recorded as goodwill.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended May 31, 2005, the Company generated cash flow from operations of $587,000, compared to $298,000 in the same quarter of 2004. Positive cash flow was greater in 2005 because of payment terms negotiated with an equipment supplier, pursuant to which payment for normal inventory purchases was deferred to June 2005, which was up to 60 days longer than the usual payment cycle for such purchases. Gross accounts receivable represented 46 days of gross sales as of May 31, 2005, compared to 42 days of gross sales at May 31, 2004. The business units that are transitioning from selling Goodman brand equipment generally experienced slower customer payment patterns and the Company has increased reserves for uncollectible accounts by 27% from February 28 to May 31, 2005. Inventory at May 31, 2005 was $5.8 million, or 19%, greater than at May 31, 2004. Of such increase in inventory, $1.9 million is at branch operations acquired or opened since May 2004, and $0.7 million is equipment inventory purchased by the Colorado business unit to replace Goodman brand equipment that was held on consignment.

The Company has credit facilities with a commercial bank (“Bank”) that include a $30 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At May 31, 2005, the Company’s borrowing base exceeded $30 million, and management does not expect the borrowing base to be less than $30 million during fiscal 2006. At May 31, 2005, the Company was in compliance with all financial and non-financial loan covenants.

As of May 31, 2005, the Company had outstanding borrowings of $26 million on the revolving credit line and $763,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $249,000 against the line of credit. As of May 31, 2005, the applicable interest rate on both facilities was either the prime rate less 0.375% or LIBOR plus 1.375%, and the Company had elected the LIBOR option (4.50%) for substantially all amounts outstanding under the facilities. The Agreement terminates in August 2006.

Management believes that availability under the present revolving credit facility is adequate to meet the working capital requirements of the Company’s existing operations, debt service requirements and anticipated capital expenditures. Management has initiated discussions with the Bank about both extending the maturity date of the Agreement and raising the borrowing capacity of the revolving line of credit. Management is working to have a revised agreement in place before the end of the second quarter of fiscal 2006, but there can be no assurance that such a timetable can be achieved.

As described above, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings under the revolving credit line fluctuate. In February 2005, the Company entered into an interest rate swap agreement whereby the Company has agreed to exchange, at monthly intervals, the difference between a fixed rate of 4.38% and LIBOR, amounts as calculated by reference to a notional principal amount of $15 million. The interest rate swap is scheduled to mature in February 2010. At inception, the derivative did not qualify for cash flow hedge accounting, and the Company has elected to continue to account for the derivative as an investment whereby changes in the fair value of the instrument are recorded in income for the period. The fair value of the derivative represented a liability of $212,000 at May 31, 2005. Such liability would be realized only if the Company terminated the derivative contract prior to maturity.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

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

Inventories

Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At May 31, 2005, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

In February 2005, the Company began to self-insure its workers compensation, general liability and vehicle liability exposures. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverages. Because of the limited duration of the program, management believed that no reserves were necessary as of May 31, 2005.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 3 months. At May 31, 2005 the Company had $26.0 million outstanding under its bank credit facility, of which $11.0 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $110,000, or $.01 per basic share, on an annual basis. The Company has an interest rate derivative instrument for a notional amount of $15 million that expires in February 2010. The instrument fixes LIBOR at 4.38% on the notional amount.

Item 4. - Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act) as of the May 31, 2005. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over the financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

In connection with the termination of the Company’s right to distribute Goodman branded products at its business units in Georgia and Colorado, Goodman has filed suit against the Company and certain subsidiaries (“Defendants”) in April 2005 to recover approximately $2.7 million for inventory purchased from Goodman. The Defendants have filed an answer and counterclaim, asserting causes of action related to the termination of the parties’ agreements and other defenses. The Company intends to vigorously defend the litigation. The litigation is in its early stages, and management believes that the ultimate resolution of the matter will not have a material effect on the Company’s financial condition or results of operations.

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

The Company filed an 8-K on May 26, 2005, filing its financial results for its fiscal year ended February 28, 2005. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

July 15, 2005	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and Chief Financial Officer