Form 10-Q
period 2005-08-31
ACR GROUP INC
filed 2005-10-13
CIK 711307

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 11,975,294 shares of Common Stock outstanding as of September 30, 2005.

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	August 31, 2005	February 28, 2005
Current assets:
Cash	$1,740	$2,135
Accounts receivable, net of allowance for doubtful accounts of $1,258 and $918	27,444	20,768
Inventories, net	35,219	32,573
Prepaid expenses and other	489	592
Deferred income taxes	1,420	1,426

Total current assets	66,312	57,494

Property and equipment, net of accumulated depreciation	4,659	4,217
Goodwill, net of accumulated amortization	5,408	5,258
Other assets	931	735

Total assets	$77,310	$67,704

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	August 31, 2005	February 28, 2005
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$293	$242
Accounts payable	22,908	17,753
Accrued expenses and other liabilities	4,428	4,124

Total current liabilities	27,629	22,119

Borrowings under revolving credit agreement	27,476	26,000
Long-term debt and capital lease obligations, net of current maturities	1,722	1,611
Interest derivative liabilities	130	69
Deferred income taxes	263	201

Total long-term liabilities	29,591	27,881

Commitments and contingencies

Shareholders’ equity:
Common stock	120	118
Additional paid-in capital	44,240	43,998
Unearned restricted stock compensation	(1,757)	(1,883)
Accumulated deficit	(22,513)	(24,529)

Total shareholders’ equity	20,090	17,704

Total liabilities and shareholders’ equity	$77,310	$67,704

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Sales	$61,140	$59,538	$108,678	$109,583
Cost of sales	46,789	45,889	83,212	84,776

Gross profit	14,351	13,649	25,466	24,807

Selling, general and administrative costs	11,238	10,134	21,741	19,381

Operating income	3,113	3,515	3,725	5,426

Interest expense	379	280	678	535
Interest derivative loss (gain)	(43)	7	162	(23)
Other non-operating income	(171)	(171)	(323)	(313)

Income before income taxes	2,948	3,399	3,208	5,227

Provision for income taxes	1,092	1,334	1,192	2,033

Net income	$1,856	$2,065	$2,016	$3,194

Earnings per share:
Basic	$.17	$.19	$.18	$.30

Diluted	$.17	$.19	$.18	$.30

Weighted average shares outstanding:
Basic	10,977	10,681	10,958	10,681

Diluted	11,223	10,847	11,269	10,789

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2005	2004
Operating activities:
Net income	$2,016	$3,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	455	473
Provision for doubtful accounts	331	394
Loss (gain) on change in market value of interest derivative	162	(23)
Deferred income taxes	69	(331)
Amortization of restricted stock compensation	198	194
Other	(3)	(1)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(6,857)	(6,746)
Inventories, net	(2,295)	(4,888)
Prepaid expenses and other assets	(43)	447
Accounts payable	4,634	2,545
Accrued expenses and other liabilities	260	2,159

Net cash used in operating activities	(1,073)	(2,583)

Investing activities:
Acquisition of property and equipment	(576)	(412)
Business acquisition, net of cash acquired	(148)	—
Payments on derivative instrument	(101)	(208)
Proceeds from disposition of assets	8	2

Net cash used in investing activities	(817)	(618)

Financing activities:
Net borrowings on revolving credit facility	1,476	3,254
Proceeds from exercise of stock options	172	—
Payments on long-term debt	(153)	(63)

Net cash provided by financing activities	1,495	3,191

Net decrease in cash	(395)	(10)
Cash at beginning of year	2,135	52

Cash at end of period	$1,740	$42

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - Basis of Presentation

The accompanying unaudited condensed historical financial statements of ACR Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended February 28, 2005 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included. Actual operating results for the six months ended August 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2006.

Certain reclassifications were made to the prior years’ financial statements to conform to the current year presentation.

2 - Summary of Significant Accounting Policies

For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005.

3 - Stock Based Compensation

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

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net income applicable to common shareholders, as reported	$1,856	$2,065	$2,016	$3,194
Total stock-based employee compensation expense under fair value method for all awards, net of tax	0	38	0	76

Pro forma income applicable to common shareholders	$1,856	$2,027	$2,016	$3,118

Basic earnings per share:
As reported	$.17	$.19	$.18	$.30

Pro forma	$.17	$.19	$.18	$.29

Diluted earnings per share:
As reported	$.17	$.19	$.18	$.30

Pro forma	$.17	$.19	$.18	$.29

4 - Commitments and contingencies

The Company has arrangements with heating, air conditioning and refrigeration (“HVACR”) equipment manufacturers and bonded warehouse agents whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The suppliers retain legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the suppliers for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of August 31, 2005, and February 28, 2005, the cost of such inventory held in the bonded warehouses was approximately $13,571,000 and $2,606,000 respectively.

In connection with the termination of the Company’s right to distribute Goodman branded products at its business units in Georgia and Colorado, Goodman has filed suit against the Company and certain subsidiaries (“Defendants”) in April 2005 to recover approximately $2.7 million for inventory purchased from Goodman. The Defendants have filed an answer and counterclaim, asserting causes of action related to the termination of the parties’ agreements and other defenses. The Company is vigorously defending the litigation. The litigation is in its early stages, and management believes that the ultimate resolution of the matter will not have a material effect on the Company’s financial condition or results of operations.

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

In February 2005, the Company began to self-insure its workers compensation, general liability and vehicle liability exposures. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverage

5 - Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. The Company accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Goodwill attributable to each of the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at least annually. On an ongoing basis, absent any event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company performs the annual impairment test as of the end of its fiscal year.

In March 2005, the Company acquired the net assets of two branch operations in northern Florida. In connection with the transaction, the Company recorded goodwill of $150,000. The proforma consolidation of this acquisition was not material to the Company’s consolidated financial statements.

6 - Interest Rate Derivative Instrument

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

At August 31, 2005, the Company had a derivative instrument for the notional value of $15 million at fixed rates of 4.38%, which exceeds the current market rate and matures February 2010. At August 31, 2005 the Company had recorded a liability of $130,000 to report the instrument at fair value.

7 - Shareholders’ Equity

Restricted Stock Awards

The Chief Financial Officer and the General Counsel of the Company have employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment. Under the agreements, the restricted stock will vest ratably over six years beginning March 1, 2004. For the three and six-month periods ended August 31, 2005, compensation expense recognized under the agreements was $90,000 and $179,000, respectively.

Effective March 1, 2004, two of the outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Such shares vest annually pro-rata over such period. For the three and six-month periods ended August 31, 2005, the Company recognized $8,000 and $15,000, respectively, as compensation expense related to the directors restricted stock grants.

Effective June 1, 2005, the Company issued 25,000 shares of restricted stock to a non-officer, subject to continuation of employment. Such shares vest annually pro-rata over a five-year period. For both the three-month and six-month periods ended August 31, 2005, the Company recognized $4,000 as compensation expense related to such restricted stock grant.

Stock Options

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. During the three and six-month periods ended August 31, 2005, 90,500 and 146,000 options issued under the plan were exercised, respectively. As of August 31, 2005, there were 61,500 outstanding options, which were all currently exercisable and expire in March 2006.

8 - New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial statements.

In April 2005, the SEC issued a rule that amends the implementation dates for SFAS No. 123(R), “Share-Based Payment.” The new rule calls for the implementation of SFAS No. 123(R) at the beginning of the first quarter of 2006, instead of the third quarter of 2005. We are currently evaluating the impact that the ultimate adoption of SFAS 123R will have on our financial position and results of operations. The Stock-Based Compensation section in Note 2 to the consolidated financial statements contains the pro forma impact on net income and earnings per share if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards during the three months and six months of fiscal years 2006 and 2005, respectively.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions will continue to be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”). This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. We are required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We do not expect the adoption of EITF No. 05-6 to have a material impact on our consolidated financial statements.

9- Income Taxes

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

10- Debt

As of August 31, 2005, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $30 million to $35 million and to extend the maturity date of the agreement by one year to August 31, 2007. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At August 31, 2005, the Company’s borrowing base exceeded $35 million, and the Company was in compliance with all financial and non-financial loan covenants.

As of August 31, 2005, the Company had outstanding borrowings of $27,476,000 on the revolving credit line and $743,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $249,000 against the line of credit. As of August 31, 2005, the applicable interest rate on both facilities was either the prime rate less 0.125% or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.67%) for substantially all amounts outstanding under the facilities.

11- Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of shares outstanding, including the vested restricted shares. Diluted earnings per share is obtained by dividing net income by the weighted average outstanding shares adjusted for the dilutive effects of outstanding stock options and unvested shares of restricted stock using the treasury stock method. All of the Company’s outstanding stock options are included in the diluted earnings per share calculation.

The following summarizes the common shares used to calculate earnings per share of common stock including the potentially dilutive impact of stock options and restricted shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Denominator for basic earnings per share - weighted average shares	10,977	10,681	10,958	10,681
Effect of dilutive securities:
Stock options	28	105	34	75
Restricted stock grants	218	72	277	39

Denominator for diluted earnings per share – Adjusted weighted average shares and assumed conversions	11,223	10,847	11,269	10,789

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2005 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2004

The Company recognized net income of $2,016,000 for the six months ended August 31, 2005 (fiscal 2006) compared to $3,194,000 for the six months ended August 31, 2004 (fiscal 2005), a decrease of 37%. The fiscal 2006 results have been significantly affected by a decline in sales and operating income at the two business units that sold Goodman brand HVAC equipment prior to the termination in February 2005 of the rights to distribute the Goodman brand. Although these business units have secured distribution rights for other brands of comparable equipment, there were initial delays in obtaining an appropriate quantity and mix of inventory at each affected branch location. Subsequently, these business units have experienced difficulty in converting a significant percentage of their customers to the new equipment brands as of August 31, 2005. Operating income at these two business units declined by $2.8 million in the six-month period ended August 31, 2005, compared to the six-month period ended August 31, 2004. Substantial improvements in operating results at the Company’s business units in Florida, Nevada and California mitigated much of the financial impact of the loss of the Goodman distribution rights.

Consolidated sales decreased 1% to $108.7 million during the six months ended August 31, 2005, compared to $109.6 million in the six months ended August 31, 2004. Same-store sales for the first two quarters of fiscal 2006 decreased 4% from the same quarters of fiscal 2005. The sales declines in fiscal 2006 are attributable to the two business units that are transitioning from selling Goodman brand equipment as described in the preceding paragraph. At the Company’s other four business units, sales increased 21%, and same-store sales increased 16%, in the six-month period ended August 31, 2005, compared to the preceding year. For the first eight months of calendar 2005, same-store sales declined 2%, compared to a 4% increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association. Excluding the two business units that are transitioning from selling Goodman brand equipment, the Company’s same-store sales rose 16% in the first eight months of calendar 2005. Same-store comparisons exclude two branches acquired, two branches opened and one branch closed since the beginning of fiscal 2005. Sales growth in the first two quarters of fiscal 2006 was especially strong in Florida and Nevada, where high levels of new construction activity augmented the customary seasonal replacement business. Weather patterns also supported sales activity as many of the Company’s trade areas experienced higher than normal temperatures throughout the summer.

The Company’s consolidated gross margin percentage on sales was 23.4% for the six months ended August 31, 2005, compared to 22.6% for the six months ended August 31, 2004. The increase in gross margin percentage resulted from improvement in purchasing and payment terms with suppliers.

Selling, general and administrative (“SG&A”) expenses increased by 12% in the six months ended August 31, 2005, compared to the same period of 2004. Same-store SG&A expenses increased 7% compared to the preceding year. SG&A expenses increased by the greatest percentage in Florida and Nevada relating to generating and supporting increased sales volumes. At the business units that suffered sales declines in the first two quarters of fiscal 2006, management has not engaged in significant cost reduction efforts, which would primarily involve forced staff reductions. Management believes that substantially all of its present personnel are required to successfully transition to selling other brands of HVAC equipment without impairing customer service.

Interest expense increased 27% in the six-month period ended August 31, 2005 from the same period ended August 31, 2004. Average funded indebtedness increased 18% in the six months ended August 31, 2005, compared to the preceding year, as the Company has used its revolving credit line for working capital to access favorable payment terms with suppliers.

The Company has estimated a combined federal and state income tax rate of 37.2% for the six months ended August 31, 2005, compared to 38.9% for the six months ended August 31, 2004. The decrease in the effective tax rate in fiscal 2006 is attributable to permanent differences in the amount of deductions for restricted stock expense for financial reporting and federal tax reporting purposes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004

The Company recognized net income of $1,856,000 for the quarter ended August 31, 2005 (fiscal 2006) compared to $2,065,000 for the quarter ended August 31, 2004 (fiscal 2005), a decrease of 10%. The trends described above for the six-month period ended August 31, 2005 were also generally true for the quarter ended August 31, 2005, as the two business units that are transitioning from selling Goodman brand equipment each generated significantly less operating income in fiscal 2006 than in fiscal 2005. The Company’s other four business units continued to generate robust growth, earning 29% greater operating income in the second quarter of fiscal 2006 than in second quarter of fiscal 2005.

Consolidated sales increased 3% during the quarter ended August 31, 2005 compared to the quarter ended August 31, 2004. Same-store sales declined 2% in the quarter. Excluding the two business units that formerly sold Goodman brand equipment, same-store sales increased 18% in the quarter. Consistent with the six-month period ended August 31, sales growth was greatest in Nevada and Florida. Seasonally hot weather aided the growth in sales volume in most of the Company’s trade areas. Sales in Texas, which had declined in the first quarter of fiscal 2006 due to an unusually cool spring, rebounded in the second quarter such that fiscal year-to-date sales have increased 5% over the preceding year as of August 31, 2005.

The Company’s consolidated gross margin percentage on sales increased to 23.5% for the quarter ended August 31, 2005, compared to 22.9% for the quarter ended August 31, 2004, as a result of the initiatives described in the analysis of six-month results above.

Selling, general and administrative (“SG&A”) expenses increased by 11% in the quarter ended August 31, 2005 compared to the same quarter of 2004. Same-store SG&A expenses increased 5% over the same periods. The factors causing the increase in SG&A for the three-month period are consistent with the explanation for the comparative six-month periods ended August 31, 2005. Expressed as a percentage of sales, SG&A expenses increased to 18.4% in the second quarter of fiscal 2006 from 17.0% in fiscal 2005.

Interest expense increased 36% in the quarter ended August 31, 2005 as a result of both higher average interest rates and higher average borrowings. Average funded indebtedness increased 21% in the quarter ended August 31, 2005, compared to the preceding year, as the Company has utilized funds available from an increase in its revolving credit line to negotiate and take advantage of favorable payment terms with suppliers.

The Company has estimated a combined federal and state income tax rate of 37.0% for the quarter ended August 31, 2005, compared to 39.2% for the quarter ended August 31, 2004, because of the differences in amounts of restricted stock expense deductible for financial and tax reporting as described above.

Recent Developments

As reported in the Company’s Form 10-K for the year ended February 28, 2005, the Company discontinued distributing the Goodman brand of HVAC equipment at its business units based in Georgia and in Colorado in late February 2005, in order to begin distributing the Haier brand of equipment at all of its business units. In its Form 10-Q for the quarter ended May 31, 2005, the Company described delays in the logistical process of stocking replacement equipment brands in the warehouses of the affected business units, which had a substantial adverse effect on sales of HVAC equipment compared to the quarter ended May 31, 2004. In the quarter ended August 31, 2005, both business units focused on marketing efforts to convert customers to their respective new brands of equipment. In addition, the Company’s other business units began selling the Haier brand equipment as a complementary product to their primary equipment brand. Total sales of Haier equipment were approximately $4 million in the second quarter, a 140% increase over first quarter sales. However, second quarter sales of HVAC equipment sales at the two business units transitioning from selling Goodman brand equipment were only 30% of the sales volume from the same quarter last year. Both units are engaged in intensive marketing efforts to increase their equipment sales, and the business unit based in Georgia is considering the addition of another brand of HVAC equipment in order to fill gaps in the range of equipment products currently available from Haier. Management continues to believe that the Haier distribution rights offer the Company an exceptional business opportunity over a longer term and plans to continue aggressively marketing the Haier brand equipment.

In March 2005, the Company acquired the net assets of two branch operations in northern Florida, and in June 2005, the Company opened a new branch operation in southern California. Although these branches are meeting performance expectations, none are yet consistently profitable. The Company’s experience is that new branches do not attain breakeven levels of sales until 12-18 months after commencing operations.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended August 31, 2005, the Company used cash flow in operations of $1,073,000, compared to using $2,583,000 in the same period of 2004. Historically, the Company has generally used cash in operations in the first six months of its fiscal year for working capital necessary to support sales volumes generated during its peak selling periods. During the last two quarters of its fiscal year, the Company usually generates cash flow from operations as working capital requirements diminish proportionately with lower sales volumes. Gross accounts receivable represented 43 days of gross sales as of August 31, 2005, compared to 41 days at August 31, 2004. Inventory at August 31, 2005 was $2.5 million greater than at August 31, 2004, which is approximately the amount of inventory at the four branch operations that were acquired or opened in the past year.

As of August 31, 2005, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $30 million to $35 million and to extend the maturity date of the agreement by one year to August 31, 2007. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At August 31, 2005, the Company’s borrowing base exceeded $35 million, and the Company was in compliance with all financial and non-financial loan covenants.

As of August 31, 2005, the Company had outstanding borrowings of $27,476,000 on the revolving credit line and $743,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $249,000 against the line of credit. As of August 31, 2005, the applicable interest rate on both facilities was either the prime rate less 0.125% or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.67%) for substantially all amounts outstanding under the facilities.

Management believes that availability under the present revolving credit facility is adequate to meet the working capital requirements of the Company’s existing operations, debt service requirements and anticipated capital expenditures. The additional borrowing capacity made available by the August 31, 2005 amendment to the loan agreement enables the Company to consider most development opportunities that would likely arise in the ordinary course of business.

As described above, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings under the revolving credit line fluctuate. In February 2005, the Company entered into an interest rate swap agreement whereby the Company has agreed to exchange, at monthly intervals, the difference between a fixed rate of 4.38% and LIBOR, amounts as calculated by reference to a notional principal amount of $15 million. The interest rate swap is scheduled to mature in February 2010. At inception, the derivative did not qualify for cash flow hedge accounting, and the Company has elected to continue to account for the derivative as an investment whereby changes in the fair value of the instrument are recorded in income for the period. The fair value of the derivative represented a liability of $130,000 at August 31, 2005. Such liability would be realized only if the Company terminated the derivative contract prior to maturity.

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

Inventories

Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At August 31, 2005, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

In February 2005, the Company began to self-insure its workers compensation, general liability and vehicle liability exposures. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverage. Because of the limited duration of the program, management believes that no reserves are necessary as of August 31, 2005.

Interest Rate Derivative Instrument

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 3 months. At August 31, 2005 the Company had $28.2 million outstanding under its bank credit facility, of which $13.2 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $132,000, or $.01 per basic share, on an annual basis. The Company has an interest rate derivative instrument for a notional amount of $15 million that expires in February 2010. The instrument fixes LIBOR at 4.38% on the notional amount.

Item 4. - Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act) as of the August 31, 2005. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over the financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

In connection with the termination of the Company’s right to distribute Goodman branded products at its business units in Georgia and Colorado, Goodman has filed suit against the Company and certain subsidiaries (“Defendants”) in April 2005 to recover approximately $2.7 million for inventory purchased from Goodman. The Defendants have filed an answer and counterclaim, asserting causes of action related to the termination of the parties’ agreements and other defenses. The Company is vigorously defending the litigation. The litigation is in its early stages, and management believes that the ultimate resolution of the matter will not have a material effect on the Company’s financial condition or results of operations.

Item 4. – Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2005 Annual Meeting was held on August 18, 2005.

(b)	The Company’s management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s director nominees as listed in the proxy statement. The following director nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders:

	Votes For	Votes Withheld
Alex Trevino, Jr.	9,055,359	21,744
Anthony R. Maresca	9,068,328	8,775
A. Stephen Trevino	9,056,428	20,675
Alan D. Feinsilver	9,069,803	7,300
Roland H. St. Cyr	9,071,903	5,200

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003.

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003.

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed an 8-K on July 15, 2005, filing its financial results for its quarter ended May 31, 2005. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

The Company filed an 8-K on August 24, 2005, announcing the election of a new director. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

The Company filed an 8-K on September 22, 2005, announcing the entry into a material definitive agreement with its bank amending its credit agreement. A copy of the amended credit agreement was attached as Exhibit 10.1 and a copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.
October 13, 2005	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and
Chief Financial Officer