Form 10-Q
period 2005-11-30
ACR GROUP INC
filed 2006-01-17
CIK 711307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒.

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 11,053,960 shares of Common Stock outstanding as of December 31, 2005.

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. - Condensed Consolidated Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	November 30, 2005	February 28, 2005

Current assets:
Cash	$1,294	$2,135
Accounts receivable, net of allowance for doubtful accounts of $1,434 and $919	25,931	20,768
Inventories, net	35,340	32,573
Prepaid expenses and other	484	592
Deferred income taxes	1,439	1,426

Total current assets	64,488	57,494

Property and equipment, net of accumulated depreciation	4,757	4,217
Goodwill, net of accumulated amortization	5,408	5,258
Interest derivative asset	234	—
Other assets	872	735

Total assets	$75,759	$67,704

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	November 30, 2005	February 28, 2005
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$279	$242
Accounts payable	25,403	17,753
Accrued expenses and other liabilities	4,604	4,124

Total current liabilities	30,286	22,119

Borrowings under revolving credit agreement	22,581	26,000
Long-term debt and capital lease obligations, net of current maturities	1,638	1,611
Interest derivative liability	—	69
Deferred income taxes	324	201

Total long-term liabilities	24,543	27,881

Commitments and contingencies
Shareholders’ equity:
Common stock	120	118
Additional paid-in capital	44,386	43,998
Unearned restricted stock compensation	(1,717)	(1,883)
Accumulated deficit	(21,859)	(24,529)

Total shareholders’ equity	20,930	17,704

Total liabilities and shareholders’ equity	$75,759	$67,704

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Sales	$50,013	$47,339	$158,691	$156,922
Cost of sales	38,208	36,289	121,420	121,065

Gross profit	11,805	11,050	37,271	35,857
Selling, general and administrative costs	10,826	9,972	32,567	29,353

Operating income	979	1,078	4,704	6,504
Interest expense	388	252	1,066	787
Interest derivative loss (gain)	(344)	4	(182)	(19)
Other non-operating income	(162)	(121)	(485)	(434)

Income before income taxes	1,097	943	4,305	6,170
Provision for income taxes	443	325	1,635	2,358

Net income	$654	$618	$2,670	$3,812

Earnings per share:
Basic	$.06	$.06	$.24	$.36

Diluted	$.06	$.06	$.24	$.35

Weighted average shares outstanding:
Basic	11,054	10,707	10,990	10,690

Diluted	11,293	11,030	11,304	10,846

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended November 30,
	2005	2004
Operating activities:
Net income	$2,670	$3,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	674	700
Provision for doubtful accounts	507	586
Gain on sale of assets	(15)	(22)
Gain on change in market value of interest derivative	(182)	(19)
Deferred income taxes	110	170
Amortization of restricted stock compensation	303	291
Tax benefit from stock-based compensation	81	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(5,519)	(4,239)
Inventories, net	(2,417)	(2,676)
Prepaid expenses and other assets	(8)	587
Accounts payable	7,130	1,855
Accrued expenses and other liabilities	435	2,001

Net cash provided by operating activities	3,769	2,601

Investing activities:
Acquisition of property and equipment	(903)	(692)
Business acquisition, net of cash acquired	(148)	—
Payments on derivative instrument	(121)	(445)
Proceeds from disposition of assets	59	454

Net cash used in investing activities	(1,113)	(238)

Financing activities:
Net payments on revolving credit facility	(3,419)	(86)
Proceeds from exercise of stock options	172	37
Payments on long-term debt and capital leases	(250)	(236)

Net cash used in financing activities	(3,497)	(285)

Net increase (decrease) in cash	(841)	2,078
Cash at beginning of year	2,135	52

Cash at end of period	$1,294	$2,130

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 -    Basis of Presentation

The accompanying condensed consolidated balance sheet as of February 28, 2005, which has been derived from ACR Group, Inc. and its subsidiaries (collectively referred to as the “Company”) audited consolidated financial statements, and the November 30, 2005 unaudited interim condensed consolidated financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Actual operating results for the nine months ended November 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2006. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

Certain amounts in our condensed consolidated statement of cash flows for the nine months ended November 30, 2004 were reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

2 -    Summary of Significant Accounting Policies

For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005.

3 -    Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company has elected to follow the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employees stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, which has been the Company’s policy, no compensation expense is recognized.

Had compensation expense been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net income applicable to common shareholders, as reported	$654	$618	$2,670	$3,812
Total stock-based employee compensation expense under fair value method for all awards, net of tax	—	—	—	38

Pro forma income applicable to common shareholders	$654	$618	$2,670	$3,774

Basic earnings per share:
As reported	$.06	$.06	$.24	$.36

Pro forma	$.06	$.06	$.24	$.35

Diluted earnings per share:
As reported	$.06	$.06	$.24	$.35

Pro forma	$.06	$.06	$.24	$.35

4 -    Commitments and Contingencies

The Company has an arrangement with a heating, air conditioning and refrigeration (“HVACR”) equipment manufacturer and a bonded warehouse agent whereby HVACR equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of November 30, 2005, and February 28, 2005, the cost of such inventory held in the bonded warehouses was approximately $13,812,000 and $2,606,000 respectively.

In connection with the termination of the Company’s right to distribute Goodman branded products at its business units based in Georgia and Colorado, Goodman has filed suit against the Company and certain subsidiaries (“Defendants”) in April 2005 to recover approximately $2.7 million for inventory purchased from Goodman. The Defendants have filed an answer and counterclaim, asserting causes of action related to the termination of the parties’ agreements and other defenses. The Company is vigorously defending the litigation. The litigation is in the discovery stage and trial is set for mid-2006. Management believes that the ultimate resolution of the matter will not have a material effect on the Company’s financial condition or results of operations.

The Company leases its corporate offices, office and warehouse space occupied by its HVACR operations and office equipment and various vehicles under non-cancelable operating lease agreements that expire at various dates through 2015.

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

When estimating self-insurance liabilities and related reserves, management considers numerous factors including claims experience, actuarial estimates, demographics and other data. A third party actuary reviews the reserve assumptions for adequacy. The process of estimating reserves contains uncertainty since management must use its best judgment to determine the actual cost to settle known and unknown claims for covered events incurred but not reported as of the balance sheet date. If actual claims or negative developments affect the loss reserve and exceed our estimates then additional reserve may be required.

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

6 -    Interest Rate Derivative Instrument

The Company’s interest rate derivative instrument does not qualify as a hedge, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of the derivative is recorded in the Company’s income statements as interest derivative loss (gain). Payments made or received by the Company during the term of the derivative contract as a result of the difference between the fixed interest rate of the derivative instrument and the market interest rate is also recorded as an interest derivative loss (gain).

At November 30, 2005, the Company had a derivative instrument for the notional value of $15 million at a fixed rate of 4.38%, which is below the current market rate and matures February 2010. At November 30, 2005 the Company recorded an asset of $234,000 to report the instrument at fair value.

7 -    Debt

As of August 31, 2005, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $30 million to $35 million and to extend the maturity date of the agreement by one year to August 31, 2007. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to

65% of eligible inventory, depending on the time of year. At November 30, 2005, the Company’s borrowing base exceeded $35 million, and the Company was in compliance with all financial and non-financial loan covenants.

As of November 30, 2005, the Company had outstanding borrowings of $22,581,000 on the revolving credit line and $723,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $249,000 against the line of credit. As of November 30, 2005, the applicable interest rate on both facilities was either the prime rate less 0.125% or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.875%) for most amounts outstanding under the facilities. The average interest rate on the Company’s borrowings from the bank at November 30, 2005 was 6%.

8 -    Shareholders’ Equity

Restricted Stock Awards

The Chief Financial Officer and the General Counsel of the Company have employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment. Under the agreements, the restricted stock vests ratably over six years beginning March 1, 2004. For the three and nine-month periods ended November 30, 2005, compensation expense recognized under the agreements was $90,000 and $269,000, respectively.

Effective March 1, 2004, two of the outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Additionally, effective August 18, 2005, another outside director of the Company received 25,000 shares, subject to continuation of service as a director for four years. Such shares vest annually pro-rata over such period. For the three and nine-month periods ended November 30, 2005, the Company recognized $12,000 and $28,000, respectively, as compensation expense related to the directors restricted stock grants.

Effective June 1, 2005, the Company issued 25,000 shares of restricted stock to a non-officer, subject to continuation of employment. Such shares vest annually pro-rata over a five-year period. For the three and nine-month periods ended November 30, 2005, the Company recognized $4,000 and $7,000 as compensation expense related to such restricted stock grant.

Stock Options

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. There were no options exercised during the three-month period ended November 30, 2005 and 146,000 options exercised during the nine-month period ended November 30, 2005. As of November 30, 2005, there were 55,000 outstanding options, which were all currently exercisable and expire in March 2006.

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

The following summarizes the common shares used to calculate earnings per share of common stock, including the potentially dilutive impact of stock options and restricted shares, using the treasury stock method:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Denominator for basic earnings per share - weighted average shares	11,054	10,707	10,990	10,690
Effect of dilutive securities:
Stock options	22	111	28	85
Restricted stock grants	217	212	286	71

Denominator for diluted earnings per share – Adjusted weighted average shares and assumed Conversions	11,293	11,030	11,304	10,846

11 -    New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) are required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule that amended the required application date of SFAS No. 123(R) from interim or annual reporting periods beginning after June 15, 2005, to the beginning of the entity’s next fiscal year. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position and results of operations. The Stock-Based Compensation section in Note 3 to the consolidated financial statements contains the pro forma impact on net income and earnings per share if the fair value based method under SFAS No. 123 had been applied to all outstanding and unvested awards during the three months and nine months of fiscal years 2006 and 2005, respectively.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions will continue to be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

In June 2005, the Emerging Issues Task Force issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”). This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the consolidated financial statements.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

ACR Group, Inc. and its subsidiaries (collectively, the “Company”) is an independent distributor of heating, air conditioning and refrigeration (“HVACR”) equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. Substantially all of the Company’s sales are to contractor dealers and institutional end-users. Generally accepted accounting principles allow the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas, and has reviewed the aggregation criteria and determined that it operates as a single segment based on the high degree of similarity of operations.

This report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties may include the availability of debt or equity capital to fund the Company’s working capital requirements, unusual weather conditions, the effects of competitive pricing, the strength of construction markets and general economic conditions. These expectations and beliefs are expressed in good faith and the Company’s management believes there is a reasonable basis for them, but there can be no assurance that these expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2004

The Company recognized net income of $2,670,000 for the nine months ended November 30, 2005 (fiscal 2006) compared to $3,812,000 for the nine months ended November 30, 2004 (fiscal 2005), a decrease of 30%. The fiscal 2006 results have been significantly affected by a decline in sales and income at the two business units that sold Goodman brand HVAC equipment prior to the termination in February 2005 of the rights to distribute the Goodman brand. Although these business units have secured distribution rights for other brands of comparable equipment, there were initial delays in obtaining an appropriate quantity and mix of inventory at each affected branch location. Subsequently, these business units have experienced difficulty in converting a significant percentage of their customers to the new equipment brands as of November 30, 2005. Operating income at these two business units declined by $3.6 million in the nine-month period ended November 30, 2005, compared to the nine-month period ended November 30, 2004. Substantial improvements in operating results at the Company’s business units in Florida, Nevada and California mitigated much of the financial impact of the loss of the Goodman distribution rights.

Consolidated sales increased 1% to $158.7 million during the nine months ended November 30, 2005, compared to $156.9 million in the nine months ended November 30, 2004. Same-store sales for the first three quarters of fiscal 2006 decreased 3% from the same quarters of fiscal 2005. The sales declines in fiscal 2006 are attributable to the two business units that are transitioning from selling Goodman brand equipment as described in the preceding paragraph. At the Company’s other four business units, sales increased 24%, and same-store sales increased 17%, in the nine-month period ended November 30, 2005, compared to the preceding year. Sales growth in the first three quarters of fiscal 2006 was especially strong in Florida and Nevada, where high levels of new construction activity augmented the customary seasonal replacement business. Weather patterns also supported sales activity as many of the Company’s trade areas experienced higher than normal temperatures in the second and third fiscal quarters. Sales to the Company’s single largest customer increased 50% in the nine-month period ended November 30, 2005, compared to same period in 2004. Sales to this customer are pursuant to a contract that extends through December 2006, and represented 4.4% and 2.7% of consolidated sales for the nine-month periods ended November 30, 2005 and 2004, respectively.

The Company’s same-store comparisons exclude three branches opened, two branches acquired and one branch closed since the beginning of fiscal 2005. For the first eleven months of calendar 2005, same-store sales declined 1%, compared to a 15% increase in industry-wide product shipments during the same period based on data compiled by a leading industry trade association. Excluding the two business units that are transitioning from selling Goodman brand equipment, the Company’s same-store sales rose 17% in the first eleven months of calendar 2005. Management believes that the best available industry data, which tracks shipments to distributors from manufacturers rather than sales by distributors, may be a less reliable indicator of industry growth in 2005 than in previous years because of potential anomalies in shipping patterns created by the government-mandated conversion to manufacturing of higher efficiency HVAC equipment in January 2006.

The Company’s consolidated gross margin percentage on sales was 23.5% for the nine months ended November 30, 2005, compared to 22.9% for the nine months ended November 30, 2004. Excluding sales under the large volume contract described above from each period, gross margin percentage was 24.1% and 23.3%, respectively. The increase in gross margin percentage resulted principally from improvement in purchasing and payment terms with suppliers.

Selling, general and administrative (“SG&A”) expenses increased by 11% in the nine months ended November 30, 2005, compared to the same period of 2004. Same-store SG&A expenses increased 6% compared to the preceding year. Same-store SG&A expenses increased by the greatest percentage in Florida relating to generating and supporting significantly increased sales volumes. Expressed as a percentage of sales, SG&A expenses have increased to 20.5% of sales in fiscal 2006, compared to 18.7% in fiscal 2005. At the business units that suffered sales declines in the first three quarters of fiscal 2006, management has not engaged in significant cost reduction efforts, which would primarily involve forced staff reductions, but has allowed attrition to reduce SG&A expenses below prior year levels. Management believes that substantially all of its present personnel are required to successfully transition to selling other brands of HVAC equipment without impairing customer service.

Interest expense increased 35% in the nine-month period ended November 30, 2005 over the same period ended November 30, 2004, principally because of higher average interest rates in the current fiscal year. Average funded indebtedness increased 13% in the nine months ended November 30, 2005, compared to the preceding year, as the Company has used its revolving credit line for working capital both to access favorable payment terms with suppliers and to finance customer receivables and inventories associated with new branch operations.

In both fiscal 2005 and fiscal 2006, the Company entered into interest rate swap agreements that are accounted for as investments and, accordingly, changes in the fair value of the instruments are recorded in income. For the nine-month periods ended November 30, 2005 and 2004, the Company recorded gains of $182,000 and $19,000, respectively, that resulted from increases in the fair value of the swap agreements during such periods. Changes in the market value of the swap agreements are principally a function of changes in the expected yield on long-term debt instruments.

The Company has estimated a combined federal and state income tax rate of 38.0% for the nine months ended November 30, 2005, compared to 38.2% for the nine months ended November 30, 2004. The decrease in the effective tax rate in fiscal 2006 is attributable to lower state income taxes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2004

The Company recognized net income of $654,000 for the quarter ended November 30, 2005 (fiscal 2006) compared to $618,000 for the quarter ended November 30, 2004 (fiscal 2005), an increase of 6%. Gain on an interest rate swap agreement represented 31% of income before taxes in the quarter ended November 30, 2005. The operating trends described above for the nine-month period ended November 30, 2005 were also generally true for the quarter ended November 30, 2005, as the two business units that are transitioning from selling Goodman brand equipment each generated significantly less operating income in fiscal 2006 than in fiscal 2005. The Company’s other four business units continued to generate robust growth, earning 49% greater operating income in the third quarter of fiscal 2006 than in third quarter of fiscal 2005.

Consolidated sales increased 6% during the quarter ended November 30, 2005 compared to the quarter ended November 30, 2004. Same-store sales increased 1% in the quarter. Excluding the two business units that formerly sold Goodman brand equipment, same-store sales increased 23% in the quarter. Sales were positively affected by favorable weather conditions in most trade areas and continued strong construction activity in Florida and Nevada. Additionally, sales to the large customer described in the fiscal year-to-date analysis above increased 68% in the quarter ended November 30, 2005 over the same quarter in 2004.

The Company’s consolidated gross margin percentage on sales increased to 23.6% for the quarter ended November 30, 2005, compared to 23.3% for the quarter ended November 30, 2004. Excluding sales under the large volume contract described above from each period, gross margin percentage was 24.4% and 23.8%, respectively. The increase in gross margin percentage resulted both from improved purchasing and payment terms with suppliers and the change in sales mix that has resulted from the reduction of lower margin sales of Goodman brand equipment.

Selling, general and administrative (“SG&A”) expenses increased by 9% in the quarter ended November 30, 2005 compared to the same quarter in 2004. Same-store SG&A expenses increased 1% over the same periods. Expressed as a percentage of sales, SG&A expenses increased to 21.6% in the third quarter of fiscal 2006 from 21.1% in fiscal 2005 consistent with the nine-month trend described above.

Interest expense increased 54% in the quarter ended November 30, 2005, primarily as a result of higher average interest rates that increased from 4% in the quarter ended November 30, 2004 to 6% in 2005. Average funded indebtedness increased 2% in the quarter ended November 30, 2005, compared to the preceding year.

The effective tax rate was 40.4% for the quarter ended November 30, 2005, compared to 34.5% for the quarter ended November 30, 2004. The lower rate in the third quarter of fiscal 2005 arose from a determination that a valuation allowance was no longer appropriate against a deferred tax asset relative to the Company’s Florida business unit.

Recent Developments

As reported in the Company’s Form 10-K for the year ended February 28, 2005, the Company discontinued distributing the Goodman brand of HVAC equipment at its business units based in Georgia and in Colorado in late February 2005, in order to begin distributing the Haier brand of equipment at all of its business units. During the first two quarters of fiscal 2006, the Georgia and Colorado business units secured alternate equipment brands to replace Goodman, stocked appropriate inventory at their branch locations and focused marketing efforts on converting customers to their new equipment brands. The transition has not been easy, and sales volume of the replacement brands in the second quarter of the fiscal 2006, when sales are expected to be greatest because of seasonality, were only 30% of the Goodman sales volume in the same quarter of fiscal 2005. In the third quarter of fiscal 2006, the percentage of Goodman sales recovered increased to 32%. The Company’s other business units have had moderate success selling the Haier brand equipment as a complementary product to their primary equipment brand.

In November 2005, the Georgia-based business unit obtained distribution rights to certain brands of HVAC equipment that are sold at all of the Company’s other business units. Like the other business units, the Georgia unit expects to also continue selling Haier brand products. Deliveries of the new equipment inventory are not expected until the last half of the fourth quarter of fiscal 2006, when the supplier begins shipping new models of high efficiency equipment. However, the Company expects to be appropriately stocked with both Haier and the new brand by the beginning of the peak selling season in fiscal 2007.

Management continues to believe that the Haier distribution rights offer the Company an exceptional business opportunity over a longer term and plans to continue aggressively marketing the Haier brand equipment. The Company has stocked a substantial quantity of Haier brand cooling units with seasonal energy efficiency ratings (SEER) of 10-12. Beginning in late January 2006, government regulations mandate that cooling units of less than 13 SEER may no longer be manufactured or imported, but existing inventories of units that are lower than 13 SEER may continue to be sold. The lower SEER units are less expensive than the 13 SEER units and, in some applications, the larger physical size of the 13 SEER units may be an impediment.

In March 2005, the Company acquired the net assets of two branch operations in northern Florida, and in June 2005, the Company opened a new branch operation in southern California. The branches are all meeting performance expectations, and two of the three branches have achieved breakeven sales volumes. The Company’s experience is that new branches often do not attain breakeven levels of sales until 12-18 months after commencing operations. In November 2005, the Company also opened a branch in Las Cruces, New Mexico.

Effective January 1, 2006 the Company realigned its operating units in Colorado, New Mexico, Nevada and Texas to match its legal entities with its management structure, eliminate unnecessary legal entities and achieve state income tax savings prospectively.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended November 30, 2005, the Company generated cash flow from operations of $3,769,000, compared to $2,601,000 in the same period of 2004. In 2005, accounts payable increased significantly from the beginning of the fiscal year because a major supplier offered deferred payment terms by up to ninety days for inventory purchases beginning in August 2005. Gross accounts receivable represented 50 days of gross sales as of November 30, 2005, compared to 46 days at November 30, 2004. Inventory at November 30, 2005 was $4.8 million greater than at November 30, 2004, as a result of the five branch operations that were acquired or opened in the past year and the addition of a new equipment line at the Colorado business unit.

As of August 31, 2005, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $30 million to $35 million and to extend the maturity date of the agreement by one year to August 31, 2007. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At November 30, 2005, the Company’s borrowing base exceeded $35 million, and the Company was in compliance with all financial and non-financial loan covenants.

As of November 30, 2005, the Company had outstanding borrowings of $22,581,000 on the revolving credit line and $723,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $249,000 against the line of credit. As of November 30, 2005, the applicable interest rate on both facilities was either the prime rate less 0.125% or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.875%) for most amounts outstanding under the facilities. The average interest rate on the Company’s borrowings from the bank at November 30, 2005 was 6%.

Management believes that availability under the present revolving credit facility is adequate to meet the working capital requirements of the Company’s existing operations, debt service requirements and anticipated capital expenditures. The additional borrowing capacity made available by the August 31, 2005 amendment to the loan agreement enables the Company to consider most business development opportunities that would likely arise in the ordinary course of business.

As described above, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings under the revolving credit line fluctuate. In February 2005, the Company entered into an interest rate swap agreement whereby the Company has agreed to exchange, at monthly intervals, the difference between a fixed rate of 4.38% and LIBOR, amounts as calculated by reference to a notional principal amount of $15 million. The interest rate swap is scheduled to mature in February 2010. At inception, the derivative did not qualify for cash flow hedge accounting, and the Company has elected to continue to account for the derivative as an investment whereby changes in the fair value of the instrument are recorded in income for the period. The fair value of the derivative represented an asset of $234,000 at November 30, 2005. Such asset would be realized only if the Company terminated the derivative contract prior to maturity.

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

Inventories

Inventories consist of HVACR equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At November 30, 2005, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, i.e., as specified purchase volume levels are reached or are reasonably assured of attainment. Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

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

When estimating self-insurance liabilities and related reserves, management considers numerous factors including claims experience, actuarial estimates, demographics and other data. A third party actuary reviews the reserve assumptions for adequacy. The process of estimating reserves contains uncertainty since management must use its best judgment to determine the actual cost to settle known and unknown claims for covered events incurred but not reported as of the balance sheet date. If actual claims or negative developments affect the loss reserve and exceed our estimates then additional reserve may be required.

Interest Rate Derivative Instrument

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as unrealized gains or losses, as applicable, in the Company’s income statements as interest derivative loss (gain). Payments made or received by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative loss (gain).

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 3 months. At November 30, 2005 the Company had $23.3 million outstanding under its bank credit facility, of which $8.3 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $83,000, or $.005 per basic share, on an annual basis. The Company has an interest rate derivative instrument for a notional amount of $15 million that expires in February 2010. The instrument fixes LIBOR at 4.38% on the notional amount.

Item 4. - Controls and Procedures

The Company performed an evaluation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2005. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

No changes were made to the Company’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

In connection with the termination of the Company’s right to distribute Goodman branded products at its business units in Georgia and Colorado, Goodman has filed suit against the Company and certain subsidiaries (“Defendants”) in April 2005 to recover approximately $2.7 million for inventory purchased from Goodman. The Defendants have filed an answer and counterclaim, asserting causes of action related to the termination of the parties’ agreements and other defenses. The Company is vigorously defending the litigation. The litigation is in the discovery stage and trial is set for mid-2006. Management believes that the ultimate resolution of the matter will not have a material effect on the Company’s financial condition or results of operations.

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 6. - Exhibits

Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

January 17, 2006	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and Chief Financial Officer