Form 10-K
period 2006-02-28
ACR GROUP INC
filed 2006-05-30
CIK 711307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

For Annual Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 28, 2006

Commission File Number 0-12490

ACR GROUP, INC.

(Exact name of registrant as specified in its Charter)

Texas	74-2008473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Wilcrest Drive, Suite 440, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 780-8532

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                Accelerated filer    ☐                Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of August 31, 2005, the last business day of the registrant’s most recently completed second quarter was $20,782,287 based on the closing sale price on that date. For purposes of determining this number all executive officers and directors of the registrant as of August 31, 2005 are considered to be affiliates of the registrant. This number is provided only for purposes of the report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares outstanding of the registrant’s common stock as of April 30, 2006: 12,114,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2006 is incorporated by reference in answer to Part III of this report.

PART I

Item 1. Business.

General

ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the “Company”, we, us or our) is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration (“HVAC”) equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, we have grown through acquisitions and organic start-ups to 51 branch operations located in predominantly Sunbelt states. We are now among the largest independently owned HVAC distribution companies in the United States. All of our operations are in the same line of business. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

The HVAC Distribution Industry

Our description of the HVAC industry relates mainly to central air-conditioning and heating systems that are used in residential and light commercial applications. Large commercial buildings usually have specialized climate control requirements that are met directly by manufacturers without the involvement of distributors. However, distributors acting as an intermediary between manufacturers and the contractors or end users that install or service the HVAC systems generally serve the residential and light commercial HVAC markets in the United States. There are over 1,000 wholesale distributors of HVAC products in the United States. It is a fragmented industry, with the largest distributor having approximately a 7% share of a market estimated at between $25 and $30 billion.

There are many manufacturers of products used in the HVAC industry, and no single manufacturer dominates the market for a range of products. The manufacturers of central HVAC equipment sell their products under multiple brand names and generally limit the number and territory of wholesalers that may distribute their brands, but exclusivity is rare. Many manufacturers of HVAC parts and supplies will generally permit any distributor who satisfies customary commercial credit standards to sell their products. In addition, there are some manufacturers, primarily of equipment, that distribute their own products through factory branches. The widespread availability of HVAC products to distributors results in significant competition. The industry traditionally has been characterized by closely-held businesses with operations limited to local or regional geographic areas; however, there is a gradual process of consolidation in the HVAC distribution industry, as many of these companies reach maturity and face strategic business issues such as ownership succession, changing markets and lack of capital to finance growth.

The commercial and residential segments of the HVAC industry are further divided into two markets—new construction sales and replacement and/or repair sales. Some distributors choose to specialize in serving the new construction markets while others focus on the repair/replacement market, commonly referred to as the “aftermarket.” Although homebuilding represents an important component of HVAC distribution sales, the aftermarket is generally estimated to comprise approximately a 70% share of industry revenues. The aftermarket increases in size continuously, as new residential installations add to the installed base of HVAC systems. The mechanical life of central HVAC equipment varies significantly by geographic area due to usage and extent of maintenance. Many consumers replace HVAC units before the end of their useful life because of the availability of more energy efficient models and a desire to ensure operating reliability of their HVAC system.

Our Position in the HVAC Industry

We are among the largest independent distributors in the HVAC industry. We are one of only three independent HVAC distributors whose stock is publicly traded, so it is difficult to easily obtain reliable financial information about our competitors. Some of the HVAC equipment manufacturers own all or a portion of their distribution networks but they do not disclose separate financial information about their distribution operations. Trade associations for the HVAC and related distribution industries publish rankings based on information voluntarily supplied by their members and estimates derived by researchers. Such rankings place us among the top fifteen HVAC distributors in the U.S.

Our Growth Strategy

Since entering the industry with our first acquisition in 1990, we have focused on building the company through both acquisitions and organic growth. We have concentrated on business development in the Sunbelt states because of the need for air conditioning in that area of the country and because of the higher rate of population growth in southern and western states than other areas of the country. Although we have made ten acquisitions, we do not consider ourselves to be “consolidators”. Rather, we have frequently engaged in a “buy and build” strategy, where we have acquired a small company to gain a presence in a certain market and subsequently built the company through organic growth. We encourage management of our business units to continually seek opportunities to open additional branch operations. Our experience is that most new branches will generate above average revenue growth during their first five years, so we try to maintain a pipeline of planned new branches to help sustain a growth rate higher than average for our industry. Our decentralized business philosophy is also attractive to many experienced managers in our industry, and we have successfully attracted many of our key personnel from competitors.

At the end of April 2006, our operations were in Texas (16 branches), Florida (11 branches), California (9 branches), Georgia (6 branches), Colorado (4 branches), New Mexico (2 branches), and one branch in Louisiana, Nevada, and Tennessee. We have announced plans to open up to three branches in Arizona in fiscal 2007, and we are looking for other opportunities to fill in gaps in our geographic spread across the Sunbelt. We do not have a dedicated business development staff; instead, we rely on our reputation in the industry and on referrals from our industry relationships to alert us to business opportunities. As our industry is comprised mainly of family-owned businesses, our goal is to attract the present owners and management of such businesses by offering certain advantages related to economies of scale, lower cost of products from volume purchasing, new product lines, and financial, administrative and technical support.

Our Operating Philosophy

We support a decentralized operating culture where branch managers are responsible for all decisions that affect customer service. Each of our business units has an administrative office that is responsible for coordinating branch activities and performing accounting and clerical functions. Branch managers are responsible, within limitations, for all the operations of their stores, including ordering inventory, order fulfillment and customer pricing. Branch managers have the capability and responsibility to take care of their customers’ needs. Branch managers receive monthly operating income statements and have significant financial incentives to develop and manage profitable operations.

Our organizational structure is relatively flat. Branch employees, including outside salespersons, generally report to the branch manager. The branch managers and the administrative office personnel report to the business unit president. Business unit presidents report to the corporate office. We do not have a mid-level management structure, although we occasionally employ product specialists for our HVAC equipment brands.

We currently have eleven employees in our corporate office who perform the duties associated with publicly traded companies and provide functional support to our business units. These duties include investor relations, external financial reporting, treasury management, risk management, information technology support, human resources and payroll.

All of our operations use the same enterprise resource planning (ERP) software and central computer system. We believe this feature is essential to enable us to obtain consistent financial information, maintain an appropriate control structure and regularly monitor our operations with a relatively small corporate office staff.

Our Business Model

Our branch operations are organized into business units that are generally assembled by geographic proximity. A president manages the operations of each business unit. We presently have five business units, which have from seven to sixteen branches. With 49 branches for most of fiscal 2006 (we opened two more branches in March 2006), our revenues average over $4 million per branch, which is significantly in excess of the average for our industry. We believe that large branches are more easily successful within our decentralized operating structure. Although we have smaller branches that are profitable, we do not open new branches unless we believe they have the potential to generate sales of $3 million at maturity.

In all respects other than their geographic locations, our business units are sufficiently similar that we consider them to be a single business segment for financial reporting purposes. This determination is based on a review of the aggregation criteria set out in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, including:

•	nature of products and services

•	customer markets served

•	methods used to acquire and distribute products

•	economic characteristics that influence the results of operations in different geographical areas

Description of our Business

We are the middleman in the HVAC industry between manufacturers and contractors and other technically trained end-users. We do not manufacture any products and we do not perform any service on HVAC systems. To sustain our position in the supply chain, we focus on providing value to both our suppliers and our customers. For our suppliers, we maintain a stocking inventory of their products in our physical locations, market their products to local contractors and users through an outside sales force, handle product returns and process warranties. For our customers, we try to be a “one-stop shop” where they can obtain all the products needed for their work. All of our stores have a sales counter where customers can purchase products. We also provide trade credit to our customers, deliver to their places of business or job sites and offer technical training and advice.

Our principal customers are the dealers and contractors who install and service residential and light commercial HVAC systems. We also sell to commercial and institutional end-users that employ HVAC service technicians. We estimate that approximately 80% of our business is for residential applications. Although some HVAC distributors also sell products used by contractors who install and service commercial refrigeration equipment, that industry segment represents an insignificant percentage of our business.

Our customers include both those whose principal business is to install HVAC systems in new construction and those who principally repair, service and replace systems already installed. We have no way to precisely measure the sales volume to each of these industry segments, but we believe that our sales mix approximates that of the entire industry, which is estimated to be 30% for new construction and 70% for the service and replacement aftermarket.

Maintenance of a large and diverse inventory base is an important element in our sales. We regularly purchase inventory from over 400 suppliers. Approximately 35% of our revenues are from sales of HVAC equipment; the remaining 65% of our sales is from installation supplies and service parts. Our principal suppliers of HVAC equipment are International Comfort Products (ICP), a subsidiary of Carrier Corporation, and Haier USA (Haier), which imports consumer products manufactured in China. All of our business units sell equipment brands manufactured by ICP and Haier. Prior to fiscal 2006, two of the Company’s business units primarily sold equipment supplied by Goodman Manufacturing (Goodman).

Executive Officers of the Registrant

The Company’s executive officers are as follows:

Name	Age	Position with the Company
Alex Trevino, Jr.	69	Chairman of the Board and President
Anthony R. Maresca	55	Senior Vice President, Treasurer and Chief Financial Officer
A. Stephen Trevino	43	Senior Vice President, Secretary and General Counsel

Alex Trevino, Jr. has served as Chairman of the Board since 1988 and as President and Chief Executive Officer of the Company since July 1990.

Anthony R. Maresca has been employed by the Company since 1985. In November 1985 he was elected Senior Vice President, Chief Financial Officer and Treasurer. Mr. Maresca is a certified public accountant.

A. Stephen Trevino has been employed by the Company since March 1999, initially serving as General Counsel and directing various administrative functions. He was elected Senior Vice President and Secretary in August 2000. In August 2005, he was also appointed President of one of the Company’s business units.

Employees

As of February 28, 2006, the Company and its subsidiaries had approximately 451 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. There are no Company employees represented by any collective bargaining units. Management considers the Company’s relations with its employees to be good.

Government Regulations, Environmental and Health and Safety Matters

The HVAC industry and the Company are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants. The Company’s operations are also subject to health and safety requirements including the Occupational, Safety and Health Act (OSHA). The Company is also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. The Company believes that its business is operated in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment, transport of hazardous materials and health and safety requirements.

The HVAC industry and the Company are also subject to a Department of Energy mandate that requires, effective January 23, 2006, that HVAC equipment suppliers manufacture products with a higher standard of energy efficiency. Prior to January 23, 2006, the minimum standard for energy efficiency as measured by industry guidelines was 10 SEER (seasonal energy efficiency rating, the value used to measure energy efficiency). On the effective date, the new standard increased the minimum allowed efficiency to 13 SEER. The transition of products from the current standard to the new standard took place during the end of our fourth fiscal quarter as 13 SEER products were introduced during the first calendar quarter of 2006. The new standard does not prohibit the sale or installation of products below 13 SEER efficiency after the new mandate goes into effect. The successful transition to the new 13 SEER efficiency standard is subject to timely product availability from our key equipment suppliers that conform with the mandate at competitive prices, terms and conditions.

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

Item 1A. Risk Factors.

Business Risk Factors

Supplier Concentration

The Company maintains distribution agreements with its key equipment suppliers. Some of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment. Purchases from a key supplier comprised 25% of all purchases made in fiscal 2006. Any significant interruption by this manufacturer or a termination of a distribution agreement could disrupt the operations of our business units. Future results of operations are also materially dependent upon the continued market acceptance of manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

Seasonality

Much of the HVAC industry is seasonal; sales of HVAC equipment and service are generally highest during the times of the year when climatic conditions require the greatest use of such systems. Because of our geographic concentration in the Sunbelt, our sales of air conditioning products are substantially greater than of heating products. Likewise, our sales volume is highest in the summer months when air conditioning use is greatest. Accordingly, our revenues are higher in our second fiscal quarter ending August 31, and our revenues are lower in our fourth quarter ending the last day of February. Sales of refrigeration systems, which are generally to commercial customers, are subject to less seasonality.

Competition

We operate in highly competitive environments. We compete with a number of distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price and quality. Competitive pressures or other factors could cause our products or services to lose market acceptance or result in significant price erosion, either of which would have a material adverse effect on profitability.

General Risk Factors

Risks Related to Insurance Coverage

We carry general liability, comprehensive property damage, workers’ compensation and other insurance coverage that management considers adequate for the protection of the Company’s assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. A loss in excess of insurance coverage could have a material adverse effect on our financial position and/or profitability. Self-insurance risks related to employee medical benefits and casualty insurance programs are retained by the Company. Reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates. We limit exposure to catastrophic losses by maintaining excess and aggregate liability coverage and implementing loss control programs.

Information about Forward-Looking Statements

This Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) business and acquisition strategies, (ii) potential acquisitions, (iii) financing plans and (iv) industry, demographic and other trends affecting the Company’s financial condition or results of operations. These forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond their control.

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions affecting general business spending,

•	consumer spending,

•	consumer debt levels,

•	prevailing interest rates,

•	seasonal nature of product sales,

•	changing rates of new housing starts,

•	weather conditions,

•	effects of supplier concentration,

•	competitive factors within the HVAC industry,

•	insurance coverage risks,

•	viability of the Company’s business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on the Company or its business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms ranging generally from five to ten years. Many of the leases contain extension options. At February 28, 2006 the Company operated 49 branch locations in nine states and one distribution center and its corporate headquarters in Houston, Texas. Generally, a branch location will contain 15,000 to 30,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary’s corporate office are sometimes larger. The Company owns its branch facilities in Pasadena, TX and Gainesville, FL, and a building and land that are leased to the company that purchased the Company’s filter manufacturing operations in 2004. All of the owned properties are subject to mortgage liens. For further details see Note 4 to the Company’s financial statements.

Item 3. Legal Proceedings.

We are subject to various legal proceedings arising in the ordinary course of business. We vigorously defend all matters in which the Company or its business units are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, we do not believe the ultimate liability associated with any claims or litigation will have a material impact to our financial condition or results of operations.

In the fourth quarter of fiscal 2005, the Company began to distribute the Haier brand of HVAC equipment at certain of its branch locations, and immediately thereafter, was informed by Goodman that the rights to distribute Goodman brand equipment at the business units based in Georgia and in Colorado would be terminated. In the first quarter of fiscal 2006, Goodman filed suit against the Company to recover monies allegedly due to Goodman. The Company answered and filed counterclaims asserting causes of action related to the termination of the parties’ agreements and other defenses. In March 2006, the parties settled the litigation, which included payment by the Company of certain amounts relating to inventory previously included in accounts payable at February 28, 2005. The settlement had no impact on the Company’s results of operations for the fiscal year ended February 28, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

On March 20, 2006, the Company’s common stock began trading on the American Stock Exchange® under the symbol “BRR”. Prior to that date, the stock was traded in the over-the-counter market under the symbols “ACRG”, “ACRG.OB” or “ACRG.BB”, depending on the source of the quote.

The table below sets forth the high and low sales prices based upon actual transactions.

	High	Low
Fiscal Year 2006:
1st quarter ended 5/31/05	$4.19	$2.67
2nd quarter ended 8/31/05	3.19	2.33
3rd quarter ended 11/30/05	2.95	2.22
4th quarter ended 2/28/06	3.74	2.78
Fiscal Year 2005:
1st quarter ended 5/31/04	$2.00	$1.15
2nd quarter ended 8/31/04	2.62	1.70
3rd quarter ended 11/30/04	2.70	2.00
4th quarter ended 2/28/05	3.79	2.45

As of April 30, 2006, there were 416 holders of record of the Company’s common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

During 2005 and 2006 the Company issued 1,084,000 and 50,000 shares, respectively, of unregistered restricted stock of which 187,666 shares were vested at February 28, 2006.

The Company has never declared or paid cash dividends on its common stock. The Company’s loan agreement with its senior lender expressly prohibits the payment of dividends by the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.

The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 2002, the increase in sales has resulted principally from internal expansion. The Company has never paid any dividends.

The Company’s income tax provisions in fiscal years 2002 and 2003 were reduced primarily by the benefits of previously unrecognized net operating loss carryforwards.

The cumulative effect of accounting change in fiscal 2002 was attributable to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The cumulative effect of accounting change in fiscal 2003 was attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Selected Financial Data

(in thousands, except per share data)

	Year Ended February 28 or 29,
	2006	2005	2004	2003	2002
Income Statement Data:
Sales	$204,312	$199,553	$174,353	$161,822	$155,490
Gross profit	48,331	46,645	38,558	35,673	33,570
Operating income	5,134	7,330	4,452	2,690	2,097
Income before income taxes	4,558	6,799	3,759	1,277	227
Provision for income taxes	(1,804)	(2,588)	(1,364)	(277)	(16)
Cumulative effect of accounting change	—	—	—	(483)	(212)

Net income (loss)	$2,754	$4,211	$2,395	$517	$(1)

Earnings (loss) per common share:
Basic:
Before cumulative effect of accounting change	$.25	$.39	$.22	$.09	$.02
Cumulative effect of accounting change	—	—	—	(.04)	(.02)

	$.25	$.39	$.22	$.05	$.00

Diluted:
Before cumulative effect of accounting change	$.24	$.38	$.22	$.09	$.02
Cumulative effect of accounting change	—	—	—	(.04)	(.02)

	$.24	$.38	$.22	$.05	$.00

	As of February 28 or 29,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$34,489	$35,375	$25,881	$22,605	$21,400
Total assets	76,036	67,704	58,727	52,728	56,630
Long-term obligations	24,872	27,881	23,258	22,855	24,148
Shareholders’ equity	21,146	17,704	13,058	10,663	10,146

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net income was $2,754,000 ($0.24 per diluted share), $4,211,000 ($0.38 per diluted share), and $2,395,000 ($0.22 per diluted share) in fiscal 2006, 2005 and 2004, respectively. The decline in net income from fiscal 2005 to fiscal 2006 is a result of a reduction in sales at the Company’s business units based in Georgia and in Colorado from termination of the rights to distribute the Goodman brand of HVAC equipment in February 2005. Although these business units secured distribution rights for other brands of comparable equipment, there were initial delays in obtaining an appropriate quantity and mix of inventory at each affected branch location. Subsequently, these business units experienced difficulty through the remainder of the fiscal year converting a significant percentage of their customers to the new equipment brands. In fiscal 2005, Goodman equipment represented approximately 60% and 20% of sales by the Georgia and Colorado-based business units, respectively. Operating income at these two business units declined by $4.2 million in fiscal 2006 compared to fiscal 2005. The combined operating income at the Company’s other branch operations that were not affected by the Goodman brand transition increased $2.1 million, or 28%, in fiscal 2006 over fiscal 2005, with the Florida-based business unit delivering strong growth in both sales and income. The increase in net income from fiscal 2004 to fiscal 2005 was attributable to a combination of higher sales and gross margins at all of the Company’s business units. In particular, the business units in California and Florida grew rapidly from fiscal 2004 to 2005.

Same-store sales decreased 3% in fiscal 2006 and increased 12% and 9% in fiscal 2005 and 2004, respectively. The fiscal 2006 comparison was significantly affected by the decline in sales of Goodman brand equipment described above. At the branch operations that did not sell Goodman brand equipment, same-store sales increased 17% in fiscal 2006 over fiscal 2005. Sales growth in fiscal 2006 was strong throughout the year in both Florida and Nevada, buoyed by robust regional economies and new housing starts. In Texas, favorable economic and weather conditions boosted sales during the last two quarters of fiscal 2006. Sales in fiscal 2005 increased over fiscal 2004 in all market areas except Texas, where unusually high rainfall and relatively mild temperatures through most of the summer reduced demand for the Company’s products. Sales growth was greatest in Florida and California, augmented by new branch operations that opened in fiscal 2004. Fiscal 2005 sales rebounded in Colorado after economic conditions beginning in the last half of fiscal 2002 slowed new residential construction.

By comparison, data compiled by a leading industry trade association indicate that industry-wide product shipments increased 17% in calendar 2005, 9% in calendar 2004 and 1% in calendar 2003, from the preceding calendar years. Management believes that industry trade data, which tracks shipments to distributors rather than sales by distributors, may be a less reliable indicator of industry growth in 2005 than in previous years because of potential anomalies in procurement patterns by distributors created by the government-mandated conversion to manufacturing of higher efficiency HVAC equipment in January 2006. Because of perceived future demand for less expensive, lower efficiency HVAC equipment, some distributors, including the Company, expanded their order volume for such equipment inventory in the latter months of calendar 2005 before manufacturers converted their production to the higher efficiency products.

The Company’s gross margin percentage was 23.7% in fiscal 2006, compared to 23.4% in fiscal 2005 and 22.1% in fiscal 2004. The increase in gross margin percentage from fiscal 2004 to fiscal 2005 was attributable to greater customer pricing discipline throughout the Company. In addition, increased availability of working capital enabled the Company to take advantage of opportunities to improve purchasing and payment terms with suppliers. The increase in gross margin percentage from fiscal 2005 to fiscal 2006 resulted entirely from greater purchase volume rebates and payment discounts.

Selling, general and administrative (“SG&A”) costs as a percentage of sales were 21.1% in fiscal 2006, compared to 19.7% in fiscal 2005 and 19.6% in fiscal 2004. Same-store SG&A expenses, increased 4% and 11% in fiscal 2006 and 2005, respectively, over the preceding fiscal years. At the business units that suffered sales declines in fiscal 2006 from the equipment brand transition, management did not undertake corresponding cost reduction measures, which would have required forced staff reductions, but allowed attrition to reduce SG&A expenses below prior year levels. Management believes that substantially all of its present personnel are needed to successfully transition to selling other brands of HVAC equipment without impairing customer service. In fiscal 2005, SG&A costs attributable to new branch operations offset gains in leverage at same-store operations.

Interest expense increased 41% in fiscal 2006 due principally to short-term interest rates that rose continuously during the year. Average funded indebtedness increased 8% over fiscal 2005, as the Company used its revolving credit line for working capital both to access favorable payment terms with suppliers and to finance customer receivables and inventories associated with new branch operations. In fiscal 2005, interest expense decreased 2% from fiscal 2004 as lower average interest rates more than offset an 11% increase in average funded indebtedness. In fiscal 2006, 2005 and 2004, interest expense was 0.7%, 0.5% and 0.6% of sales, respectively. The Company’s interest rate swap agreements are accounted for as investments and generated a gain of $247,000 in fiscal 2006, and losses of $50,000 and $101,000 in fiscal 2005 and 2004, respectively, based on monthly payments made or received for the difference between the fixed rate and the market rate and changes in the market value of the derivatives. Such gains and losses are principally a function of changes in the expected yield on long-term debt instruments. Other non-operating income, which consists principally of finance charges collected from customers, increased 15% from fiscal 2005 to 2006 and 18% from fiscal 2004 to 2005.

Increases in the Company’s effective tax rate from 36.3% in fiscal 2004 to 38.1% in fiscal 2005 and 39.6% in fiscal 2006 occurred primarily due to elimination of the valuation allowance for state NOL carryforwards in 2005 and higher state income taxes in both 2005 and 2006.

Recent Developments

In the fourth quarter of fiscal 2005, the Company began to distribute the Haier brand of HVAC equipment at certain of its branch locations, and immediately thereafter, was informed by Goodman that the rights to distribute Goodman brand equipment at the business units based in Georgia and in Colorado would be terminated. In the first quarter of fiscal 2006, Goodman filed suit against the Company to recover monies allegedly due to Goodman. The Company answered and filed counterclaims asserting causes of action related to the termination of the parties’ agreements and other defenses. In March 2006, the parties settled the litigation, which included payment by the Company of certain amounts relating to inventory previously included in accounts payable at February 28, 2005. The settlement had no impact on the Company’s results of operations for the fiscal year ended February 28, 2006.

Upon termination of the right to sell Goodman branded HVAC equipment at its Georgia business unit, management of that unit elected to sell Haier branded equipment as its principal HVAC equipment product line. For several reasons, including logistics, quality control and the ready availability of Goodman equipment from other distributors, the Georgia business unit experienced significant difficulty converting customers to purchasing Haier brand equipment. Sales of HVAC equipment in fiscal 2006 at the Georgia business unit declined 70% from fiscal 2005. In March 2006, the Company obtained the distribution rights for the Georgia business unit to certain brands of HVAC equipment manufactured by International Comfort Products (ICP), a subsidiary of Carrier Corporation. The Company sells a brand of HVAC equipment manufactured by ICP at all of its other business units, and the ICP products are highly regarded in the HVAC industry. Management believes that the ICP distribution rights will enable the Georgia business unit to offer customers a full range of equipment products that already have wide market acceptance. Management remains confident that the distribution rights for Haier brand equipment continue to represent an excellent business opportunity that will become more valuable as brand name recognition is developed and the initial business and product issues are fully resolved.

Liquidity and Capital Resources

The Company generated $3.7 million cash flow from operations in fiscal 2006, compared to using $1.5 million in operations in fiscal 2005. The positive cash flow generated in fiscal 2006 resulted principally from extended payment terms that the Company negotiated with its largest supplier for inventory shipments in the fourth quarter of the fiscal year. In March 2006, the Company paid $3.6 million to the supplier pursuant to the extended payment terms. In fiscal 2005, the Company used operating cash flow, together with additional borrowings under its expanded revolving line of credit, to provide the working capital needed to support new branch operations and higher sales volume. The Company also used funds from its line of credit to accelerate payments to certain suppliers to obtain improved purchasing and payment terms. Accounts receivable represented 45 days of gross sales at the end of fiscal 2006, compared to 46 days at the end of fiscal 2005. Inventories increased $5.7 million from February 28, 2005 to February 28, 2006, of which $2.4 million is at branch operations opened or acquired in fiscal 2006, and $2.1 million represents HVAC equipment inventory that was purchased to replace the consigned Goodman brand inventory that was sold until the end of fiscal 2005. The remaining $1.2 million increase in inventory represents a 4% increase over the amount of inventory on hand at February 28, 2005, and is principally attributable to cost increases on inventory that is manufactured from certain commodity raw materials that experienced price increases in fiscal 2006.

The Company made capital expenditures of $1.2 million in fiscal 2006, compared to $0.8 million in fiscal 2005. A majority of the assets acquired by the Company in both fiscal years were for leasehold improvements at new and relocated branch operations and for warehouse equipment. In fiscal 2005, the Company also spent $0.2 million for computer software enhancements.

Net cash used in financing activities was $3.2 million in fiscal 2006, compared to net cash provided by financing activities of $4.6 million in fiscal 2005. The Company utilizes a cash management system that applies cash generated from operations, as discussed above, to reduce indebtedness under its revolving credit line. The additional funds borrowed in fiscal 2005 were obtained pursuant to an increase in the capacity of the Company’s revolving credit line.

As of February 28, 2006, the Company has a credit arrangement (“Agreement”) with a commercial bank, which includes both a $35 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At February 28, 2006, the Company’s available credit under the revolver was $5.5 million. The Agreement terminates in August 2007.

As of February 28, 2006, the Company had outstanding borrowings of $22,940,000 on the revolving line of credit and $704,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $543,000 against the line of credit. Borrowings under the capital expenditure facility are repaid in equal monthly principal installments of $6,593, plus interest. Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of February 28, 2006, the applicable interest rate on both facilities was the prime rate or LIBOR plus 1.875%, and the Company had elected the LIBOR option (4.75% at February 28, 2006) for substantially all amounts outstanding under the facilities. A commitment fee of 0.25% is paid on the unused portion of the revolving credit line.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the bank a right to accelerate all outstanding indebtedness under the Agreement. As of February 28, 2006, the Company was in compliance with all of the required financial and non-financial covenants.

The Agreement does not require the Company to use lockbox or similar arrangements pursuant to which the bank would exercise control over collection proceeds and the discretion to reduce indebtedness under the

Agreement. If an Event of Default exists, the bank may offset against the Company’s indebtedness all funds of the Company that are held in accounts at the bank. The Company is not required to maintain deposit balances at the bank, although the Company has elected to utilize the bank’s treasury management services.

The Company expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, debt service and expected capital expenditures. In March 2006, the Company used its line of credit to pay $3.6 million to a supplier, as described above, and an amount to settle litigation with Goodman (see Recent Developments, above). Management has initiated discussions with its bank to increase the Company’s borrowing capacity under the revolving credit line in order to ensure that adequate working capital is available to finance business development opportunities, but there can be no assurance that such discussions will be successfully concluded. Subject to limitations set forth in the Agreement, funds available under the Company’s revolving credit facility may be utilized to finance acquisitions. In addition, the Company has announced plans to open up to three branches in Arizona in the second and third quarters of fiscal 2007, which will require working capital of approximately $1.5 million to acquire initial stocking inventory and finance customer accounts receivable. Management believes that such funds will be provided by existing operations, its revolving credit facility and terms negotiated with principal suppliers.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s future contractual obligations and potential commercial commitments as of February 28, 2006 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Revolving credit facility	$22,940	$—	$22,940	$—	$—
Long-term debt	1,472	128	720	73	551
Capital lease obligations	393	145	165	83	—
Operating leases	27,567	6,555	10,661	6,331	4,020
Estimated interest payments	2,895	1,642	910	100	243

Total Contractual Obligations (including interest)	$55,267	$8,470	$35,396	$6,587	$4,814

		Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than 1 Year
Consigned inventory	$9,407	$9,407
Standby letter of credit	543	543

Total Other Commercial Commitments	$9,950	$9,950

As described above under Liquidity and Capital Resources, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings outstanding under the revolving credit line fluctuate. The estimated interest payments reflected in the table above are based on both the amount outstanding under the revolving credit facility and the variable interest rate in effect as of February 28, 2006. In February 2005, the Company entered into an interest rate swap agreement whereby the Company has agreed to exchange, at monthly intervals, the difference between a fixed rate of 4.38% and LIBOR, amounts as calculated by reference to a notional principal amount of $15 million. The interest rate swap is scheduled to mature in February 2010. At inception, the derivative did not qualify for cash flow hedge accounting. The fair value of the derivative represents an asset of $298,000, which is recorded in other assets at February 28, 2006. Such asset would be realized only if the Company terminated the derivative contract prior to maturity.

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

The consigned inventory is held at a majority of the Company’s branch locations, with a concentration of the inventory held at branches of the business units in Texas and Georgia. Under terms of the consignment program, the Company pays for such inventory in the month after it is sold. The supplier of the consigned inventory, Haier USA, retains title and legal control over the inventory until it is purchased by the Company.

The Company customarily issues purchases orders to suppliers for inventory based on current requirements. Such purchase orders are usually fulfilled by suppliers, and accepted by the Company, in less than sixty days. Most of such orders do not represent contractual obligations and may be amended or canceled prior to fulfillment.

The standby letter of credit is used as collateral under a self-insurance program for workers’ compensation, general liability and vehicles. The letter of credit is not expected to result in any material loss or obligation as insurance claims under the program are paid in the ordinary course of business.

The Company has no off-balance sheet arrangements. The Company has not entered into any transactions with unconsolidated entities such as special-purpose entities that would be established for the purpose of facilitating off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and No. 140.” SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, the Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007, with earlier adoption permitted as of January 1, 2006, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123R”) which eliminates the use of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 31, 2005 (the quarter beginning March 1, 2006 for the Company) and must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date. The Company will adopt SFAS No. 123R using a modified version of prospective application, or modified prospective application. Under modified prospective application, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. The Company’s remaining outstanding employee stock options are de minimis in amount, value, expire within the first quarter of fiscal 2007, and were fully vested at February 28, 2006. Therefore, the compensation expense related to such options is not material to future periods. As such, the impact of SFAS No. 123R on the Company’s future financial statements will be based upon the number of stock-based payments awarded in the future, requisite service requirements and the value of such awards on the award dates. The Company anticipates utilizing the Black-Scholes valuation model in order to value future stock option awards, and will consider utilizing the binomial lattice model when management judges it to be more appropriate.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 which will be our fiscal year beginning March 1, 2006. We do not expect the adoption of SFAS No.151 to have a material impact on our consolidated financial statements.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Three customers represented 4%, 2% and 1% of consolidated fiscal 2006 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventories

Inventories consist of HVAC equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At February 28, 2006, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

The Company holds a substantial amount of HVAC equipment inventory at several branches on consignment from a supplier. The terms of this arrangement provide that the inventory is held for sale in bonded warehouses at the branch premises, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory.

This consignment arrangement allows the Company to have inventory available for sale to customers without incurring a payment obligation for the inventory prior to a sale. Because of the control retained by the supplier and the uncertain time when a payment obligation will be incurred, the Company does not record the consigned inventory as an asset upon receipt with a corresponding liability. Rather, the Company records a liability to the supplier only upon sale of the inventory to a customer. The amount of the consigned inventory is disclosed in the Notes to the Company’s financial statements as a contingent obligation.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, (i.e., as specified purchase volume levels are reached or are reasonably assured of attainment). Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

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

Self-Insurance Reserves

We are self-insured for various levels of general liability, workers’ compensation, vehicle, and employee medical coverage. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, the Company considers a number of factors, which include historical claims experience, demographic factors and severity factors. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required that could materially impact the consolidated results of operations.

Interest Rate Derivative Instruments

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as unrealized gains or losses, as applicable, in the Company’s statements of income as interest derivative loss (gain). Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative loss (gain).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 3 months. At February 28, 2006 the Company had $23.6 million outstanding under its bank credit facility, of which $8.6 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $86,000, and no change per basic share, on an annual basis. The Company has an interest rate derivative instrument for a notional amount of $15 million that expires in February 2010. The instrument fixes LIBOR at 4.38% on the notional amount.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF ACR GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 28, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACR Group, Inc. and subsidiaries at February 28, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended February 28, 2006 and 2005.

BDO Seidman, LLP

Houston, Texas

May 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ACR Group, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of ACR Group, Inc. and subsidiaries for the year ended February 29, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ACR Group, Inc. and subsidiaries for the year ended February 29, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended February 29, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas

May 13, 2004,

except for Notes 1, 4 and 6

as to which the date is October 11, 2004

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	February 28,
	2006	2005
Current assets:
Cash	$1,275	$2,135
Accounts receivable, net	22,380	20,768
Inventories, net	38,264	32,573
Prepaid expenses and other current assets	1,250	592
Deferred income taxes	1,338	1,426

Total current assets	64,507	57,494
Property and equipment, net	4,844	4,217
Goodwill, net	5,408	5,258
Other assets	1,277	735

Total assets	$76,036	$67,704

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 28,
	2006	2005
Current liabilities:
Current maturities of long-term debt	$128	$124
Current maturities of capital lease obligations	145	118
Accounts payable	25,002	17,753
Accrued expenses and other current liabilities	4,743	4,124

Total current liabilities	30,018	22,119

Borrowings under revolving credit agreement	22,940	26,000
Long-term notes, net of current maturities	1,344	1,457
Long-term capital lease obligations, net of current maturities	248	154
Other non-current liabilities	—	69
Deferred income taxes	340	201

Total long-term liabilities	24,872	27,881

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par, authorized 2,000,000 shares, none outstanding	—	—
Common stock, $.01 par, authorized 25,000,000 shares, 12,000,294 and 11,804,294 issued and outstanding in 2006 and 2005, respectively	120	118
Paid-in capital	44,413	43,998
Unearned restricted stock compensation	(1,612)	(1,883)
Accumulated deficit	(21,775)	(24,529)

Total shareholders’ equity	21,146	17,704

Total liabilities and shareholders’ equity	$76,036	$67,704

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended February 28 or 29,
	2006	2005	2004
Sales	$204,312	$199,553	$174,353
Cost of sales	155,981	152,908	135,795

Gross profit	48,331	46,645	38,558
Selling, general and administrative expenses	43,197	39,315	34,106

Operating income	5,134	7,330	4,452
Interest expense	1,489	1,060	1,082
Interest derivative loss (gain)	(247)	50	101
Other non-operating income	(666)	(579)	(490)

Income before income taxes	4,558	6,799	3,759
Provision (benefit) for income taxes:
Current	1,577	2,709	743
Deferred	227	(121)	621

Net income	$2,754	$4,211	$2,395

Earnings per common share:
Basic	$.25	$.39	$.22

Diluted	$.24	$.38	$.22

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	No. of Shares Outstanding	Par Value	Paid-in Capital	Unearned Restricted Stock Compensation	Accumulated Deficit	Total
Balance, February 28, 2003	10,681,294	$107	$41,691	$—	$(31,135)	$10,663
Net income	—	—	—	—	2,395	2,395

Balance, February 29, 2004	10,681,294	107	41,691	—	(28,740)	13,058
Issuances of shares of restricted common stock	1,084,000	11	2,261	(2,272)	—	—
Stock issuances from exercise of stock options	39,000	—	46	—	—	46
Amortization of unearned restricted stock compensation	—	—	—	389	—	389
Net income	—	—	—	—	4,211	4,211

Balance, February 28, 2005	11,804,294	118	43,998	(1,883)	(24,529)	17,704
Issuances of shares of restricted common stock	50,000	1	136	(137)	—	—
Stock issuances from exercise of stock options	146,000	1	171	—	—	172
Amortization of unearned restricted stock compensation	—	—	—	408	—	408
Tax benefit from restricted stock compensation	—	—	108	—	—	108
Net income	—	—	—	—	2,754	2,754

Balance, February 28, 2006	12,000,294	$120	$44,413	$(1,612)	$(21,775)	$21,146

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended February 28 or 29,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,754	$4,211	$2,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	889	914	982
Provision for doubtful accounts	735	557	696
Loss (gain) on sale of assets	(19)	30	(26)
Market value of interest derivative	(247)	50	(327)
Deferred income taxes	227	(121)	621
Amortization of unearned restricted stock compensation	408	389	—
Tax benefit from restricted stock compensation	108	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,196)	(3,205)	(3,614)
Inventories	(5,341)	(4,740)	(3,623)
Prepaid expenses and other assets	(882)	509	(315)
Accounts payable	6,728	(1,002)	1,811
Accrued expenses and other liabilities	574	874	1,154

Net cash provided by (used in) operating activities	3,738	(1,534)	(246)

Cash flows from investing activities:
Purchase of property and equipment	(1,180)	(817)	(528)
Business acquisition, net of cash acquired	(148)	—	—
Proceeds from disposition of assets	59	236	281
Payments on derivative instrument	(120)	(445)	—

Net cash used in investing activities	(1,389)	(1,026)	(247)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(3,060)	4,914	914
Proceeds from long-term debt	—	875	—
Payments on long-term debt	(321)	(1,192)	(473)
Proceeds from exercise of stock options	172	46	—

Net cash provided by (used in) financing activities	(3,209)	4,643	441

Net increase (decrease) in cash	(860)	2,083	(52)
Cash at beginning of year	2,135	52	104

Cash at end of year	$1,275	$2,135	$52

Schedule of non-cash investing and financing activities:
Sale of subsidiaries:
Book value of assets sold	$—	$—	$22
Book value of liabilities sold	—	—	22
Purchases of property and equipment
For notes payable	$—	$32	$—
Under capital leases	277	87	218
Supplemental cash flow information:
Interest paid	$1,489	$1,060	$1,082
Interest derivative payments	120	445	428
Income taxes paid	1,951	2,225	500

The accompanying notes are an integral part of these consolidated financial statements

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1—Description of Business and Summary of Significant Accounting Policies

Description of Business

ACR Group, Inc.’s (which together with its subsidiaries is herein referred to as the “Company”, we, us or our) principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration (“HVAC”) equipment, parts and supplies in the southeastern United States, Louisiana, Texas, Nevada, New Mexico, Colorado and California. Approximately 35% of our revenues are from sales of HVAC equipment; the remaining 65% of our sales is from installation supplies and service parts. Substantially all of the Company’s sales are to contractor dealers and institutional end-users.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis the Company evaluates significant estimates. These estimates include valuation reserves for accounts receivable, inventory and income taxes including the valuation allowance for deferred tax assets, reserves related to self-insurance programs, valuation of goodwill, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of our assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (which superceded SAB No. 101, “Revenue Recognition in Financial Statements,” as amended). Revenue consists of sales of HVAC products. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. Revenue is recorded when shipment of products has occurred. Assessment of collection is based on a number of factors, including past transactions, credit-worthiness of

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

customers, historical trends and other information. Substantially all customer returns relate to products that are returned under warranty obligations underwritten by manufacturers, effectively eliminating the risk of loss for customer returns.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Three customers represented 4%, 2% and 1% of consolidated fiscal 2006 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. At February 28, 2006 and 2005, the allowance for doubtful accounts totaled $906 and $918 respectively. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventories

Inventories consist of HVAC equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At February 28, 2006 and 2005, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business. Inventory reserve policies are reviewed periodically, reflecting current risks, trends and changes in industry conditions. A reserve for estimated inventory shrinkage is also maintained to consider inventory shortages determined from cycle counts and physical inventories. At February 28, 2006 and 2005, inventory reserves totaled $548 and $370, respectively.

The Company has an arrangement with an HVAC equipment manufacturer and a bonded warehouse agent whereby HVAC equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. The cost of consigned inventory held in the bonded warehouses was $9,407 and $2,606 at February 28, 2006 and 2005, respectively.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, (i.e., as specified purchase volume levels are reached or are reasonably assured of attainment). The Company’s accounting for rebates is in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

Certain Consideration Received from a Vendor.” EITF 02-16 requires that the Company record rebates as a reduction of inventory until the related product is sold, at which time such rebates are reflected as a reduction of cost of sales in the consolidated statements of income. Throughout the year, the Company estimates the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. Quarterly revision of these estimates of earned vendor rebates is based on actual purchase levels.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives.

Buildings	20-40 years
Leasehold improvements	Lesser of useful life or lease term
Furniture and fixtures	5-7 years
Vehicles	3-6 years
Warehouse and office equipment	3-10 years

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” an annual impairment review is performed, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of goodwill (as defined under SFAS No. 142) within the reporting unit is less than its carrying value.

At February 28, 2005, the Company had goodwill of $6,296. During 2006, the Company recorded additional goodwill of $150 related to an acquisition. Accumulated amortization of goodwill was $1,038 at February 28, 2006 and 2005. The Company completed its annual impairment test as of February 28, 2006. The impairment test was conducted at the consolidated group level (the reporting unit) for the Company and no impairment charge was necessary for the year ended February 28, 2006.

Interest Rate Derivative Instruments

The Company’s interest rate derivative instruments do not qualify as hedges, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instruments is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded as unrealized gains or losses, as applicable, in the Company’s statements of income as interest derivative loss (gain). Payments made or received by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative instruments and the market interest rate are also recorded as interest derivative loss (gain).

At February 28, 2006 and 2005 the Company had derivative instruments for the notional value of $15 million, at a fixed rate of 4.38%, which is less than the current market rate at February 28, 2006 and matures February 2010. At February 28, 2006 the Company recorded $298 in other assets, and at February 28, 2005 has

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

recorded a liability of $69 in other non-current liabilities, to report the instruments at fair value. For the years ended February 28, 2006, 2005 and February 29, 2004 the Company recorded an unrealized gain (loss) of $247, $(50) and $327, respectively, from changes in the fair value of interest rate derivative instruments and payments made or received as a result of differences between the fixed interest rate of the derivative instruments and the market interest rate during such periods.

Self-Insurance Reserves

We are self-insured for various levels of general liability, workers’ compensation, vehicle, and employee medical coverage. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, the Company considers a number of factors, which include historical claims experience, demographic factors and severity factors. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required that could materially impact the consolidated results of operations. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. In February 2005, the Company began to self-insure its general liability, workers’ compensation, and vehicle liability exposures. At February 28, 2006, $702 of reserves was established related to all such insurance programs compared to $249 at February 28, 2005 for the group health benefit program. No reserves were established at February 28, 2005 for general liability, workers’ compensation, and vehicle liability because these exposures were of such brief duration under the self-insurance program.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company uses the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As income tax returns are generally not filed until well after the fiscal year financial statements are completed, the amounts recorded at fiscal year-end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating loss carryforwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.

Stock-Based Compensation

In accordance with the provisions of SFAS 123, “Accounting for Stock-based Compensation”, as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure – an amendment of FASB Statement No, 123”, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employees stock-based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

Had compensation expense been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Year Ended February 28 or 29,
	2006	2005	2004
Net income applicable to common shareholders as reported	$2,754	$4,211	$2,395
Total stock-based employee compensation gain (expense) under fair value method for all awards, net of tax	19	(58)	(25)

Pro forma income applicable to common Shareholders	$2,773	$4,153	$2,370

Earnings per share:
Basic:
As reported	$.25	$.39	$.22
Pro forma	.25	.39	.22
Diluted:
As reported	$.24	$.38	$.22
Pro forma	.24	.38	.22

No options were granted during fiscal 2006, 2005 or 2004.

Supplier/Sources of Supply

The Company has historically purchased a majority of its HVAC equipment and repair parts from two primary suppliers until fiscal year 2006. Purchases from such suppliers comprised 43% of all purchases made in fiscal 2005, 38% in fiscal 2004. The Company discontinued purchasing products from one of the suppliers at the end of fiscal year 2005. In fiscal 2006 the remaining supplier comprised 25% of all purchases. The Company has not encountered any significant difficulty to date in obtaining equipment and repair parts to support its operations at current or expected near-term future levels. Any significant interruption by such a manufacturer, or a termination of a distributor agreement, could temporarily disrupt the operations of certain subsidiaries. The Company believes that its relationships with suppliers of complementary equipment products are a mitigating factor against this risk.

Reclassifications

Certain reclassifications were made to the prior years’ financial statements to conform with current year presentation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and No. 140.” SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, the Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007, with earlier adoption permitted as of January 1, 2006, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

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

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123R”) which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 31, 2005 (the quarter beginning March 1, 2006 for the Company) and must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date. The Company will adopt SFAS No. 123R using a modified version of prospective application, or modified prospective application. Under modified prospective application, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. The Company’s remaining outstanding employee stock options are de minimis in amount, value, expire within the first quarter of fiscal 2007, and were fully vested at February 28, 2006. Therefore, the compensation expense related to such options is not material to future periods. As such, the impact of SFAS No. 123R on the Company’s future financial statements will be based upon the number of stock based payments

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

awarded in the future, requisite service requirements and the value of such awards on the award dates. The Company anticipates utilizing the Black-Scholes valuation model in order to value future stock option awards, and will consider utilizing the binomial lattice model when management judges it to be more appropriate.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No.151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 which will be our fiscal year beginning March 1, 2006. We do not expect the adoption of SFAS No.151 to have a material impact on our consolidated financial statements.

2—Property and Equipment

Property and equipment, net consisted of the following at the end of February:

	2006	2005
Land	$311	$311
Building and leasehold improvements	4,519	3,917
Furniture and fixtures	356	307
Vehicles	926	1,061
Warehouse and office equipment	5,575	5,183

	11,687	10,779
Less: accumulated depreciation and amortization	(6,843)	(6,562)

Net property and equipment	$4,844	$4,217

Capitalized lease assets of $806 and $565 together with accumulated amortization of $303 and $237 are included in property and equipment as of February 28, 2006 and 2005.

3—Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at the end of February:

	2006	2005
Bonuses and commissions	$1,433	$1,687
Vacation	499	486
Taxes, other than income taxes	893	766
Self-insurance reserves	702	249
Professional fees	97	110
Federal and state income tax payable	146	614
Customer deposit	488	—
Other	485	212

	$4,743	$4,124

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

4—Debt

Debt is summarized as follows at the end of February:

	2006	2005
Borrowings under revolving credit agreement	$22,940	$26,000

Other long-term debt:
Capital expenditure facility	704	782
Note payable to sellers of real property	710	734
Other	58	65

Total other long-term debt	1,472	1,581

	24,412	27,581
Less current maturities	(128)	(124)

Long-term debt, less current maturities	$24,284	$27,457

On August 31, 2005, the Company amended its credit arrangement (“Agreement”) with a commercial bank to expand its revolving credit facility from $30 million to $35 million and to extend the maturity date of the agreement by one year to August 31, 2007. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At February 28, 2006, the Company’s available credit under the revolving credit line was $5.5 million. The Agreement terminates in August 2007.

As of February 28, 2006, the Company had outstanding borrowings of $22,940 on the revolving line of credit and $704 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $543 against the line of credit. Borrowings under the capital expenditure facility are repaid in equal monthly principal installments of $7, plus interest. Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of February 28, 2006, the applicable interest rate on both facilities was either the prime rate or LIBOR plus 1.875%, and the Company had elected the LIBOR option (4.75% at February 28, 2006) for all amounts outstanding under the facilities. A commitment fee of 0.25% is paid on the unused portion of the revolving credit line. The line of credit is secured by the Company’s accounts receivable and inventory.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the bank a right to accelerate all outstanding indebtedness under the Agreement. As of February 28, 2006, the Company was in compliance with all of the required financial and non-financial covenants.

The Agreement does not require the Company to use lockbox or similar arrangements pursuant to which the bank would exercise control over collection proceeds and the discretion to reduce indebtedness under the

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

Agreement. If an Event of Default exists, the bank may offset against the Company’s indebtedness all funds of the Company that are held in accounts at the bank. The Company is not required to maintain deposit balances at the bank, although the Company has elected to utilize the bank’s treasury management services.

In 2000, the Company purchased real estate in Gainesville, Florida that is occupied as a branch operation for approximately $957. Of the purchase price, the sellers financed $825 for a term of 25 years at an interest rate of 8.25% per annum. The note is secured by a deed of trust on the real estate and all improvements. As of February 28, 2006 and 2005, the note payable balance was $710 and $734, respectively.

Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

Future maturities of debt are $128 in 2007, $23,616 in 2008, $45 in 2009, $36 in 2010, $37 in 2011, and $550 thereafter.

5—Lease Commitments

The Company leases warehouse equipment, office equipment and vehicles under capital leases. Future minimum lease payments under capital leases are as follows:

Year ended February 28 or 29,	Capital lease payments
2007	$164
2008	97
2009	88
2010	70
2011	16

Total minimum lease payments	435
Less amounts representing interest	(42)

Present value of future minimum lease payments	393
Less current maturities of capital lease obligations	(145)

Long-term obligations under capital leases	$248

Additionally, the Company leases its corporate offices, office and warehouse space occupied by its HVAC operations and office equipment and various vehicles under non-cancelable operating lease agreements that expire at various dates through 2015. The leases for its branch facilities often require that the Company pay the taxes, insurance and maintenance expenses related to the leased properties. Certain of the Company’s lease agreements include renewal and/or purchase options. Future minimum lease payments under such leases are $6,555 in 2007, $5,890 in 2008, $4,771 in 2009, $3,672 in 2010, $2,659 in 2011, and $4,020 thereafter.

Rental expenses were $6,531, $5,149 and $5,405 in 2006, 2005 and 2004, respectively.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

6—Income Taxes

Federal and state income tax provisions (benefits) are as follows:

	Year Ended February 28 or 29,
	2006	2005	2004
Federal
Current	$1,285	$2,476	$573
Deferred	198	(104)	710
State
Current	292	233	170
Deferred	29	(17)	(89)

	$1,804	$2,588	$1,364

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

	Year Ended February 28 or 29,
	2006	2005	2004
U.S. tax at statutory rate	$1,550	$2,312	$1,278
State income tax, net of federal benefit	212	258	128
Increase (reduction) in tax expense
Resulting from:
Change in valuation allowance	—	(115)	(102)
Nondeductible expenses	92	78	60
Other provision adjustments	(50)	55	—

Actual income tax provision	$1,804	$2,588	$1,364

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers both the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income in the periods which the deferred tax assets are deductible, management believes that a valuation allowance is not required, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

Significant components of our net deferred tax assets, net of deferred tax liabilities, at February 28 were as follows:

	2006	2005
Current deferred tax assets:
Section 263A capitalization	$701	$531
Allowance for doubtful accounts	226	463
Accrued vacation	196	190
Accrued medical claims	—	97
Inventory reserves	215	145

Total current deferred tax assets	1,338	1,426

Long-term deferred tax assets (liabilities):
Fixed asset depreciation	219	105
Interest rate derivative	(101)	23
Restricted stock expense	139	132
State NOL carryforwards	79	108
Goodwill and other amortization	(676)	(569)

Total net long-term deferred tax liabilities	(340)	(201)

Net deferred tax assets	$998	$1,225

The state net operating loss carryovers included in the long-term deferred tax asset start to expire in 2010.

7—Stock-Based Compensation

Restricted Stock Awards

The Chief Financial Officer and the General Counsel of the Company have employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment. Under the agreements, the restricted stock vests ratably over six years beginning March 1, 2004. Compensation expense recognized under the agreements was $358 in both fiscal year 2006 and 2005.

Effective March 1, 2004, two of the outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Additionally, effective August 18, 2005, another outside director of the Company received 25,000 shares, subject to continuation of service as a director for four years. Such shares vest annually pro-rata over such period. For fiscal year 2006 and 2005, the Company recognized $39 and $30 respectively, as compensation expense related to the directors restricted stock grants.

Effective June 1, 2005, the Company issued 25,000 shares of restricted stock to a non-officer, subject to continuation of employment. Such shares vest annually pro-rata over a five-year period. For the fiscal year 2006, the Company recognized $11 as compensation expense related to such restricted stock grant.

Stock Options

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

expire after five years and can be extended for a period of up to five years. On March 23, 2004, the expiration date of 93,500 options granted under the plan in March 1999 was extended until March 23, 2006. The extension created a new measurement date for valuing the options. No compensation expense was recognized since the option price of the stock was equal to the market price on the date of extension. During fiscal year 2006, 146,000 options issued under the plan were exercised and 27,500 options were forfeited.

A summary of the Company’s stock option activity and related information follows:

	Year Ended February 28 or 29,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—
Beginning of year	225,500	$1.26	272,500	$1.25	715,500	$1.81
Granted	—	—	—	—	—	—
Exercised	(146,000)	1.18	(39,000)	1.18	—	—
Forfeited	(27,500)	1.25	(8,000)	1.26	(443,000)	2.16

Outstanding—
End of year	52,000	1.50	225,500	1.26	272,500	1.25
Exercisable—
End of year	52,000	1.50	225,500	1.26	272,500	1.25

Outstanding options at February 28, 2006 are all exercisable and have a weighted average contractual life remaining of 23 days and an exercise price of $1.50.

8—Profit Sharing Plan

The Company has a qualified profit sharing plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant’s contributions, not to exceed 3% of each participant’s compensation. Company contributions to the Plan were $314, $289 and $251 for fiscal 2006, 2005 and 2004, respectively.

9—Earnings per Share

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

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

The following summarizes the common shares used to calculate earnings per share of common stock, including the potentially dilutive impact of stock options and restricted shares, using the treasury stock method:

	Year ended February 28 or 29,
	2006	2005	2004
Denominator for basic earnings per share-weighted average shares	11,006,175	10,696,398	10,681,294
Effect of dilutive securities:
Employee stock options	26,920	101,190	—
Restricted stock grants	327,188	230,460	—

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	11,360,283	11,028,048	10,681,294

10—Legal Proceedings

We are subject to various legal proceedings arising in the ordinary course of business. We vigorously defend all matters in which the Company or its business units are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, we do not believe the ultimate liability associated with any claims or litigation will have a material impact to our financial condition or results of operations.

In the fourth quarter of fiscal 2005, the Company began to distribute the Haier brand of HVAC equipment at certain of its branch locations, and immediately thereafter, was informed by Goodman that the rights to distribute Goodman brand equipment at the business units based in Georgia and in Colorado would be terminated. In the first quarter of fiscal 2006, Goodman filed suit against the Company to recover monies allegedly due to Goodman. The Company answered and filed counterclaims asserting causes of action related to the termination of the parties’ agreements and other defenses. In March 2006, the parties settled the litigation, which included payment by the Company of certain amounts relating to inventory previously included in accounts payable at February 28, 2005. The settlement had no impact on the Company’s results of operations for the fiscal year ended February 28, 2006.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

11—Summarized Quarterly Data (Unaudited)

The following is a summary of the unaudited results of operations for each quarter in fiscal years 2006 and 2005:

	Quarter
	First	Second	Third	Fourth
Fiscal year ended February 28, 2006
Sales	$47,538	$61,140	$50,013	$45,621
Gross profit	11,115	14,351	11,805	11,060
Net income	160	1,856	654	84

Earnings per common share, basic and diluted	$.01	$.17	$.06	$.01

Fiscal year ended February 28, 2005
Sales	$50,045	$59,538	$47,339	$42,631
Gross profit	11,158	13,649	11,050	10,788
Net income	1,129	2,065	618	399

Earnings per common share:
Basic	$.11	$.19	$.06	$.04

Diluted	$.10	$.19	$.06	$.04

Quarterly earnings per common share amounts may not add up to the fiscal year amount due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company performed an evaluation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2006. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements included in Item 8.

See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.

(a)(2) Index to Financial Statement Schedules included in Item 15.

The following financial statement schedule for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 included in this report:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for fiscal year ended June 30, 1991 (referred to as “1991 10-K”), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as “1993 10-K”), or (c) Annual Report on Form 10-K for fiscal year ended February 28, 1998 (referred to as “1998 10-K”), or (d) Annual Report on Form 10-K for fiscal year ended February 29, 2000 (referred to as “2000 10-K”), (e) Annual Report on Form 10-K for fiscal year ended February 28, 2001 (referred to as “2001 10-K”) or (f) Annual Report on Form 10-K for fiscal year ended February 28, 2002 (referred to as “2002 10-K”) or (g) Annual Report on Form 10-K for fiscal year ended February 29, 2004 (referred to as “2004 10-K”) or (h) Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (referred to as “August 31, 2004 10-Q”) or (i) Current Report on Form 8-K filed on September 22, 2005 (referred to as “September 22, 2005 8-K”).

Exhibit Number	Description

*3.1	Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

*3.2	Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

*3.3	Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

*3.4	Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993 10-K)

*4.1	Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit 4.1 to 1993 10-K)

*10.1	Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.1 to 1998 10-K)

*10.2	Employment Agreement between the Company and Anthony R. Maresca dated as of March 1, 2004 (Exhibit 10.3A to 2004 10-K)

*10.2A	Amendment to Exhibit “A” of the Employment Agreement between the Company and Anthony R. Maresca effective as of March 1, 2004. (Exhibit 10.3B to August 31, 2004 10-Q)

*10.3	Employment Agreement between the Company and A. Stephen Trevino dated as of March 1, 2004. (Exhibit 10.19 to 2004 10-K)

*10.3A	Amendment to Exhibit “A” of the Employment Agreement between the Company and A. Stephen Trevino effective as of March 1, 2004. (Exhibit 10.18A to August 31, 2004 10-Q)

*10.4	Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of May 25, 2000. (Exhibit 10.15A to 2000 10-K)

*10.5	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of March 30, 2001. (Exhibit 10.15 to 2001 10-K)

*10.5A	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A. dated as of November 30, 2001. (Exhibit 10.15A to 2002 10-K)

*10.6	Credit Agreement between the Company and Wells Fargo Bank, N.A. dated September 7, 2004. (Exhibit 10.20 to August 31, 2004 10-Q)

*10.6A	Amendment to Credit Agreement dated as of August 31, 2005 between the Company and Wells Fargo Bank, N.A. (Exhibit 10.1 to September 22, 2005 8-K)

*10.7	1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS 333-16325)

Exhibit Number	Description

*10.8	Director Restricted Stock Agreement between the Company and Roland H. St. Cyr dated as of March 1, 2004. (Exhibit 10.17 to 2004 10-K)

*10.9	Director Restricted Stock Agreement between the Company and Alan D. Feinsilver dated as of March 1, 2004. (Exhibit 10.18 to 2004 10-K)

10.10	Director Restricted Stock Agreement between the Company and Thomas J. Reno dated as of October 26, 2005.

21.1	Subsidiaries of the Company

23.1	Consents of Independent Registered Public Accounting Firms

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2004

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 15, 2004

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

(c) Exhibits

See Item 15(a)(3), above.

SCHEDULE II

ACR GROUP, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Write-offs	Balance at end of period
Year ended February 28, 2006:
Allowance for doubtful accounts	$918	$735	$747	$906
Inventory reserves	370	596	418	548

Year ended February 28, 2005:
Allowance for doubtful accounts	$793	$557	$432	$918
Inventory reserves	164	351	145	370

Year ended February 29, 2004:
Allowance for doubtful accounts	$685	$696	$588	$793
Inventory reserves	77	87	—	164

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACR GROUP, INC.

Date: May 30, 2006	By:	/S/ ANTHONY R. MARESCA
Anthony R. Maresca Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/S/ ALEX TREVINO, JR. Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	May 30, 2006

/S/ ANTHONY R. MARESCA Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	May 30, 2006

/S/ A. STEPHEN TREVINO A. Stephen Trevino	Senior Vice President, General Counsel and Director	May 30, 2006

/S/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	May 30, 2006

/S/ ROLAND H. ST. CYR Roland H. St. Cyr	Director	May 30, 2006

/S/ THOMAS J. RENO Thomas J. Reno	Director	May 30, 2006

/S/ MARSHALL G. WEBB Marshall G. Webb	Director	May 30, 2006

/S/ JO E. SHAW, JR. Jo E. Shaw, Jr.	Director	May 30, 2006

(This Page Left Intentionally Blank)