Form 10-Q
period 2006-05-31
ACR GROUP INC
filed 2006-07-14
CIK 711307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 12,113,078 shares of Common Stock (par value $0.01), was outstanding as of June 30, 2006.

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	May 31, 2006	February 28, 2006
Current assets:
Cash	$1,487	$1,275
Accounts receivable, net	29,201	22,380
Inventories, net	48,234	38,264
Prepaids and other current assets	1,212	1,250
Deferred income taxes	1,393	1,338

Total current assets	81,527	64,507

Property and equipment, net	4,964	4,844
Goodwill, net	5,408	5,408
Other assets	1,401	1,277

Total assets	$93,300	$76,036

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31, 2006	February 28, 2006
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$257	$273
Accounts payable	27,738	25,002
Accrued expenses and other current liabilities	6,026	4,743

Total current liabilities	34,021	30,018

Borrowings under revolving credit agreement	34,457	22,940
Long-term debt and capital lease obligations, net of current maturities	1,538	1,592
Deferred income taxes	362	340

Total long-term liabilities	36,357	24,872

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value	—	—
Common stock, $.01 par value	121	120
Paid-in capital	44,912	44,413
Unearned restricted stock compensation	(2,020)	(1,612)
Accumulated deficit	(20,091)	(21,775)

Total shareholders’ equity	22,922	21,146

Total liabilities and shareholders’ equity	$93,300	$76,036

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,
	2006	2005
Sales	$61,924	$47,538
Cost of sales	46,669	36,423

Gross profit	15,255	11,115
Selling, general and administrative costs	12,305	10,503

Operating income	2,950	612
Interest expense	543	299
Interest derivative loss (gain)	(218)	205
Other non-operating income	(114)	(152)

Income before income taxes	2,739	260
Provision for income taxes	1,055	100

Net income	$1,684	$160

Earnings per share:
Basic	$.15	$.01

Diluted	$.15	$.01

Weighted average and equivalent shares:
Basic	11,215	10,940

Diluted	11,478	11,343

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2006	2005
Operating activities:
Net income	$1,684	$160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	231	228
Provision for doubtful accounts	265	239
Gain on sale of assets	(3)	(6)
Loss (gain) on change in market value of interest derivative	(218)	205
Deferred income taxes	(33)	56
Amortization of unearned restricted stock compensation	118	97
Tax benefit from restricted stock compensation	95	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,086)	(3,361)
Inventories, net	(9,970)	(3,408)
Prepaids and other assets	117	113
Accounts payable	2,736	7,383
Accrued expenses and other liabilities	1,284	(1,119)

Net cash provided by (used in) operating activities	(10,780)	587

Investing activities:
Purchases of property and equipment	(355)	(430)
Business acquisition, net of cash acquired	—	(148)
Receipts (payments) on derivative instrument	16	(61)
Proceeds from disposition of assets	6	11

Net cash used in investing activities	(333)	(628)

Financing activities:
Net borrowings (payments) on revolving credit agreement	11,517	(14)
Proceeds from exercise of stock options	35	69
Payments on long-term debt and capital lease obligations	(70)	(75)
Acquisition of vested restricted stock	(157)	—

Net cash provided by (used in) financing activities	11,325	(20)

Net increase (decrease) in cash	212	(61)
Cash at beginning of period	1,275	2,135

Cash at end of period	$1,487	$2,074

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1- Basis of Presentation

The accompanying condensed consolidated balance sheet as of February 28, 2006, which has been derived from ACR Group, Inc. and its subsidiaries (collectively referred to as the “Company”) audited consolidated financial statements, and the May 31, 2006 unaudited interim condensed consolidated financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Actual operating results for the three months ended May 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2007. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

2 - Significant Accounting Policies

For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.

3 - Stock-Based Compensation

Prior to March 1, 2006, the Company accounted for share-based compensation for stock options under the disclosure-only provisions of Statements of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost was recognized for the options granted under the Company’s stock option plan prior to March 1, 2006. Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision of SFAS No. 123 and supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Using the fair value method and a Black-Scholes option pricing model, compensation cost recognized in the three months ended May 31, 2006 included compensation costs for all stock option based payments granted prior to, but not yet exercised, as of March 1, 2006. Results for prior periods have not been restated as prescribed by the modified prospective transition method in SFAS No. 123R.

As a result of adopting SFAS No. 123R, stock-based compensation expense for the three months ended May 31, 2006 totaled $3,303 related to outstanding stock option grants. Accordingly, the Company’s income before income taxes and net income for the three months ended May 31, 2006 was $5,371 and $3,303, respectively, less than if the Company had continued to account for share-based compensation under APB Opinion No. 25. All of the Company’s unexercised stock option grants expired during the quarter and the Company will not have any outstanding stock options or related stock option-based expense until such time as future grants occur.

4 - Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying value. The impairment test is required to be performed at least annually and is conducted at the consolidated group level (the reporting unit) for the Company. On an ongoing basis, absent any event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company performs the annual impairment test as of the end of its fiscal year.

5 - Interest Rate Derivative Instrument

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

At May 31, 2006, the Company had a derivative instrument for the notional value of $15 million at a fixed rate of 4.38%, which is below the current market rate and matures February 2010. At May 31, 2006 the Company recorded an asset of $500,000, included in other assets in the accompanying condensed consolidated balance sheet, to report the instrument at fair value.

6 - Debt

In June 2006, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $35 million to $40 million and to extend the maturity date of the agreement by one year to August 31, 2008. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At May 31, 2006, the Company’s borrowing base exceeded $40 million, and the Company was in compliance with all financial and non-financial loan covenants.

As of May 31, 2006, the Company had outstanding borrowings of $34,457,000 on the revolving credit line and $684,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $543,000 against the line of credit. Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of May 31, 2006, the applicable interest rate on both facilities was either the prime rate or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.125% at May 31, 2006) for most amounts outstanding under the facilities. The average interest rate on the Company’s borrowings from the bank at May 31, 2006 was 7%.

7 - Shareholders’ Equity

Restricted Stock Awards

The Chief Financial Officer and the General Counsel of the Company have employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment. Under the agreements, the restricted stock vests ratably over six years beginning March 1, 2004. For the three-month period ended May 31, 2006, compensation expense recognized under the agreements was $90,000.

Effective March 1, 2004, two of the outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Additionally, effective August 18, 2005, another outside director of the Company received 25,000 shares, subject to continuation of service as a director for four years. Such shares vest annually pro-rata over such period. For the three-month period ended May 31, 2006, the Company recognized $12,000 as compensation expense related to the directors restricted stock grants.

Effective June 1, 2005, the Company issued 25,000 shares of restricted stock to a non-officer, subject to continuation of employment. Additionally, effective April 15, 2006, the Company issued 135,000 shares to non-officer employees, subject to continuation of employment. Such shares vest annually pro-rata over a five-year period. For the three-month period ended May 31, 2006, the Company recognized $16,000 as compensation expense related to such restricted stock grants.

In March 2006, the Company acquired shares of the Company’s stock in connection with employee restricted stock grants, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes at the date of vesting. During the three-month period ended May 31, 2006, 44,084 shares were acquired at a cost of $157,000.

Stock Options

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. There were 23,500 options exercised during the three-month period ended May 31, 2006. All of the remaining unexercised options expired in March 2006.

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

9 - Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, including the vested restricted shares. Diluted earnings per share adjusts for the dilutive effects of outstanding stock options and unvested shares of restricted stock using the treasury stock method. All of the Company’s outstanding stock options were included in the diluted earnings per share calculation for the three-month period ended May 31, 2005. There were no outstanding stock options at May 31, 2006.

The following summarizes the common shares used to calculate earnings per share of common stock, including the potentially dilutive impact of stock options and restricted shares, using the treasury stock method:

	Three Months Ended May 31,
	2006	2005
	(In thousands)
Weighted-average basic common shares outstanding	11,215	10,940
Effect of dilutive securities:
Stock options	—	113
Unvested restricted stock	263	290

Weighted-average dilutive common shares outstanding	11,478	11,343

10 - Commitments and Contingencies

The Company has an arrangement with a heating, air conditioning and refrigeration (“HVAC”) equipment manufacturer and a bonded warehouse agent whereby HVAC equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheet. As of May 31, 2006, and February 28, 2006, the cost of such inventory held in the bonded warehouses was approximately $8,314,000 and $9,407,000 respectively.

The Company is subject to various legal proceedings in the ordinary course of business. The Company vigorously defends all matters in which it is named as a defendant and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments. In management’s opinion, although the adequacy of existing insurance coverage or the outcome of any legal proceedings may not be predicted with certainty, the ultimate liability associated with any claims or litigation in which the Company is involved will not have a material effect on the financial condition or results of operations.

The Company leases its corporate offices, office and warehouse space occupied by its HVAC operations, office equipment and various vehicles under non-cancelable operating lease agreements that expire at various dates through 2017.

The Company is self-insured for various levels of general liability, workers’ compensation, vehicle, and employee medical coverage. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, the Company considers a number of factors, which include historical claims experience, demographic factors and severity factors. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required that could materially impact the consolidated results of operations. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At May 31, 2006, approximately $693,000 of reserves was established related to all insurance programs compared to $702,000 at February 28, 2006.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

ACR Group, Inc. and its subsidiaries (collectively, the “Company”) is an independent distributor of heating, air conditioning and refrigeration (“HVAC”) equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. Substantially all of the Company’s sales are to contractor dealers and institutional end-users. Generally accepted accounting principles allow the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas, and has reviewed the aggregation criteria and determined that it operates as a single segment based on the high degree of similarity of operations.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MAY 31, 2006 COMPARED TO THE QUARTER ENDED MAY 31, 2005

The Company recognized net income of $1,684,000 for the quarter ended May 31, 2006 (fiscal 2007) compared to $160,000 for the quarter ended May 31, 2005 (fiscal 2006), an increase of 953%. The fiscal 2007 net income exceeded by 49% the Company’s previous high first quarter net income in fiscal 2005. Operating income at four of the Company’s five business units more than doubled in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006. Results of operations in the first quarter of fiscal 2006 were significantly affected by a decline in sales and income at the two business units based in Georgia and Colorado that sold Goodman brand HVAC equipment prior to the termination in February 2005 of the rights to distribute the Goodman brand. Operating income at these two business units improved by $1.0 million in the quarter ended May 31, 2006, compared to the quarter ended May 31, 2005.

Consolidated sales increased 30% to $61.9 million during the quarter ended May 31, 2006, compared to $47.5 million in the quarter ended May 31, 2005. Same-store sales, which exclude four branches opened since the beginning of fiscal 2006, increased 25% in the first quarter of fiscal 2007 over the first quarter of fiscal 2006. Sales growth in the first quarter of fiscal 2007 was especially strong in Florida, Georgia and Texas, with Georgia rebounding from the loss of the Goodman brand sales in fiscal 2006. Contributing to sales in the first quarter of fiscal 2007 was the effect of government regulations that mandated an increase in the efficiency of central HVAC equipment manufactured beginning in January 2006. Although less efficient HVAC equipment that was manufactured before January 2006 may still be sold, the Company’s early experience is that customers have quickly shifted to buying the higher efficiency equipment, which is more expensive. In addition, the Company has experienced significant cost increases on certain commodity product lines and has increased its sale prices of these products commensurately. Management believes that the combined effect of selling higher efficiency HVAC equipment and price increases on commodity-based products has increased revenues by approximately 10% compared to fiscal 2006. Sales of Haier brand HVAC equipment, which prompted termination of the Goodman brand distribution rights, increased 94% in the quarter ended May 31, 2006 compared to the previous year.

The Company’s consolidated gross margin percentage on sales was 24.6% for the quarter ended May 31, 2006, compared to 23.4% for the quarter ended May 31, 2005. Substantially all of the gross margin percentage increase resulted from customer pricing at point of sale. Cost increases on commodity-based products described above enabled the Company in some instances to sell lower cost inventory at prices based on replenishment cost. Approximately one-fourth of the gross margin percentage increase in the first quarter of fiscal 2007 may be attributable to this factor.

Selling, general and administrative (“SG&A”) expenses increased by 17% in the quarter ended May 31, 2006, compared to the same period of 2005. Same-store SG&A expenses increased 11% compared to the preceding year. Of such increase in same-store SG&A expenses in fiscal 2007, 6% was attributable to variable personnel-related costs associated with higher levels of sales and profit. Same-store SG&A expenses increased by the greatest percentage in Florida relating to generating and supporting significantly increased sales volumes. Expressed as a percentage of sales, SG&A expenses decreased to 19.9% of sales in the first quarter of fiscal 2007, compared to 22.1% in the first quarter of fiscal 2006.

Interest expense increased 82% in the quarter ended May 31, 2006, compared to the quarter ended May 31, 2005 because of both higher average interest rates and higher levels of funded debt in the current fiscal year. Average funded indebtedness increased 25% in the quarter ended May 31, 2006, compared to the preceding year, as the Company has used its revolving credit line for working capital both to access favorable payment terms with suppliers and to finance inventories and customer receivables associated with significantly higher sales volume and new branch operations.

In the first quarter of fiscal 2007, the gain recognized by the Company on its interest rate derivative consisted of a $201,000 increase in the market value of the instrument and $17,000 in payments received by the Company for the difference between the fixed rate of interest stated in the derivative and the market rate of interest. By comparison, the loss recognized by the Company in the first quarter of fiscal 2006 on the derivative consisted of a $144,000 decline in market value of the instrument and $61,000 in payments made by the Company during the quarter for the difference between the fixed and market rates of interest. Consistent increases in both long-term and short-term interest rates over the last year have increased the market value of fixed rate financial instruments.

The effective tax rate was 38.5% for both of the quarters ended May 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended May 31, 2006, the Company used cash flow from operations of $10,780,000, compared to generating cash flow of $587,000 in the quarter ended May 31, 2005. Cash requirements in the first quarter of fiscal 2007 included $3.6 million paid to the Company’s largest supplier for inventory shipments received in the fourth quarter of fiscal 2006, for which the Company had negotiated extended payment terms. In the first quarter of fiscal 2007, in settlement of litigation with a supplier, the Company also paid $2.7 million for inventory that was previously included in accounts payable. The remainder of cash flow used in operations during the quarter ended May 31, 2006 was attributable to customary seasonal requirements for inventories and customer receivables that were greater in the current year because of significantly higher sales volume.

Gross accounts receivable represented 41 days of gross sales as of May 31, 2006, compared to 46 days at May 31, 2005. In 2005, the business units that transitioned from selling Goodman brand HVAC equipment initially experienced slower customer payment patterns. Inventory at May 31, 2006 was $11.9 million greater than at May 31, 2005. Of such increase, $2.2 million is at branch locations opened since May 2005; $6.0 million is for HVAC equipment inventory at the business units based in Georgia and Colorado to replace the Goodman brand equipment that was held on consignment prior to March 2005; and $3.4 million is for HVAC equipment inventory at the Company’s other business units consisting principally of higher efficiency equipment required by government regulations (see Results of Operations, above).

In June 2006, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $35 million to $40 million and to extend the maturity date of the agreement by one year to August 31, 2008. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At May 31, 2006, the Company’s borrowing base exceeded $40 million, and the Company was in compliance with all financial and non-financial loan covenants.

As of May 31, 2006, the Company had outstanding borrowings of $34,457,000 on the revolving credit line and $684,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $543,000 against the line of credit. Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of May 31, 2006, the applicable interest rate on both facilities was the prime rate or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.125% at May 31, 2006) for most amounts outstanding under the facilities. The average interest rate on the Company’s borrowings from the bank at May 31, 2006 was 7%.

Management believes that availability under the present revolving credit facility is adequate to meet the working capital requirements of the Company’s existing operations, debt service requirements and anticipated capital expenditures. The additional borrowing capacity made available by the June 2006 amendment to the loan agreement enables the Company to consider most business development opportunities that would likely arise in the ordinary course of business. The Company has signed leases for three branch locations in Arizona that are expected to open in the second and third quarters of fiscal 2007. These branch openings will require working capital of approximately $1.5 million to acquire initial stocking inventory and finance customer accounts receivable. Management believes that such funds will be provided by existing operations, its revolving credit facility and terms negotiated with principal suppliers.

As described above, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings under the revolving credit line fluctuate. In February 2005, the Company entered into an interest rate swap agreement whereby the Company has agreed to exchange, at monthly intervals, the difference between a fixed rate of 4.38% and LIBOR, amounts as calculated by reference to a notional principal amount of $15 million. The interest rate swap is scheduled to mature in February 2010. At inception, the derivative did not qualify for cash flow hedge accounting, and the Company has elected to continue to account for the derivative as an investment whereby changes in the fair value of the instrument are recorded in income for the period. The fair value of the derivative represented an asset of $500,000 at May 31, 2006. Such asset would be realized only if the Company terminated the derivative contract prior to maturity.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Three customers represented 4%, 2% and 1% of consolidated fiscal 2006 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. At May 31, 2006, and February 28, 2006, the allowance for doubtful accounts totaled $1,171,000 and $906,000 respectively. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventories

Inventories consist of HVAC equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At May 31, 2006, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

Interest Rate Derivative Instrument

The Company has an interest rate derivative that does not qualify as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of such derivative is recorded as unrealized gains or losses, as applicable, in the Company’s income statements as interest derivative loss (gain). Payments made or received by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative loss (gain).

Information about Forward-Looking Statements

This Quarterly Report contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) business and acquisition strategies, (ii) potential acquisitions, (iii) financing plans and (iv) industry, demographic and other trends affecting the Company’s financial condition or results of operations. These forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond their control.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on the Company or its business or operations. For additional information identifying some other important factors which may affect the Company’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Securities and Exchange Commission filings, including but not limited to, the discussion included in the Risk Factors section of the Company’s February 28, 2006 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors”. Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 3 months. At May 31, 2006 the Company had $35.1 million outstanding under its bank credit facility, of which $20.1 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $201,000, or $.01 per basic share, on an annual basis. The Company has an interest rate derivative instrument for a notional amount of $15 million that expires in February 2010. The instrument fixes LIBOR at 4.38% on the notional amount.

Item 4. - Controls and Procedures

The Company performed an evaluation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2006. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

No changes were made to the Company’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

The Company is subject to various legal proceedings in the ordinary course of business. The Company vigorously defends all matters in which it is named as a defendant and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments. In management’s opinion, although the adequacy of existing insurance coverage or the outcome of any legal proceedings may not be predicted with certainty, the ultimate liability associated with any claims or litigation in which the Company is involved will not have a material effect on the financial condition or results of operations.

Item 1A. – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.

Item 4. – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2006.

Item 6. – Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

July 14, 2006	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and
Chief Financial Officer