Form 10-Q
period 2006-10-16
ACR GROUP INC
filed 2006-10-16
CIK 711307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___  to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 12,113,078 shares of Common Stock (par value $0.01), was outstanding as of September 30, 2006.

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. - Condensed Consolidated Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	August 31,	February 28,
	2006	2006
Current assets:
Cash	$1,854	$1,275
Accounts receivable, net	34,292	22,380
Inventories, net	49,301	38,264
Prepaid expenses and other current assets	1,454	1,250
Deferred income taxes	1,448	1,338

Total current assets	88,349	64,507

Property and equipment, net	5,207	4,844
Goodwill, net	5,408	5,408
Other assets	1,342	1,277

Total assets	$100,306	$76,036

The accompanying notes are an integral part
of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	August 31, 2006	February 28, 2006
Current liabilities:
Current maturities of long-term debt and capital lease
obligations	$281	$273
Accounts payable	26,810	25,002
Accrued expenses and other current liabilities	8,230	4,743

Total current liabilities	35,321	30,018

Long term obligations:
Borrowings under revolving credit agreement	36,545	22,940
Long-term debt and capital lease obligations, net of
current maturities	1,625	1,592
Deferred income taxes	396	340

Total long-term obligations	38,566	24,872

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value	-	-
Common stock, $.01 par value	121	120
Paid-in capital	44,913	44,413
Unearned restricted stock compensation	(1,889)	(1,612)
Accumulated deficit	(16,726)	(21,775)

Total shareholders’ equity	26,419	21,146

Total liabilities and shareholders’ equity	$100,306	$76,036

The accompanying notes are an integral part
of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
Sales	$76,143	$61,140	$138,067	$108,678
Cost of sales	56,228	46,789	102,897	83,212
Gross profit	19,915	14,351	35,170	25,466
Selling, general and administrative expenses	13,853	11,238	26,158	21,741
Operating income	6,062	3,113	9,012	3,725
Interest expense	659	379	1,202	678
Interest derivative loss (gain)	158	(43)	(60)	162
Other non-operating income	(199)	(171)	(313)	(323)
Income before income taxes	5,444	2,948	8,183	3,208
Provision for income taxes	2,079	1,092	3,134	1,192
Net income	$3,365	$1,856	$5,049	$2,016

Earnings per share:
Basic	$.30	$.17	$.45	$.18
Diluted	$.29	$.17	$.44	$.18

Weighted average shares outstanding:
Basic	11,225	10,977	11,220	10,958
Diluted	11,563	11,223	11,534	11,269

The accompanying notes are an integral part
of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended August 31,
	2006	2005
Operating activities:
Net income	$5,049	$2,016
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	474	455
Provision for doubtful accounts	471	331
Gain on sale of assets	(4)	(3)
Loss (gain) on change in market value of interest derivative	(60)	162
Deferred income taxes	(54)	69
Amortization of unearned restricted stock compensation	249	198
Tax benefit from restricted stock compensation	103	-
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(12,383)	(6,857)
Inventories, net	(11,036)	(2,295)
Prepaids and other assets	(258)	(43)
Accounts payable	1,808	4,634
Accrued expenses and other liabilities	3,487	260
Net cash used in operating activities	(12,154)	(1,073)
Investing activities:
Purchases of property and equipment	(652)	(576)
Business acquisition, net of cash acquired	-	(148)
Receipts (payments) on derivative instrument	51	(101)
Proceeds from disposition of assets	5	8
Net cash used in investing activities	(596)	(817)
Financing activities:
Net borrowings on revolving credit agreement	13,605	1,476
Proceeds from exercise of stock options	35	172
Payments on long-term debt and capital lease obligations	(148)	(153)
Acquisition of vested restricted stock	(163)	-
Net cash provided by financing activities	13,329	1,495
Net increase (decrease) in cash	579	(395)
Cash at beginning of period	1,275	2,135
Cash at end of period	$1,854	$1,740

The accompanying notes are an integral part
of these condensed consolidated financial statements

ACR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 -	Basis of Presentation

The accompanying condensed consolidated balance sheet as of February 28, 2006, which has been derived from ACR Group, Inc. and its subsidiaries (collectively referred to as the “Company”) audited consolidated financial statements, and the August 31, 2006 unaudited interim condensed consolidated financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Actual operating results for the three and six months ended August 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2007. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

2 -	Significant Accounting Policies

For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.

3 -	Stock-Based Compensation

Prior to March 1, 2006, the Company accounted for share-based compensation for stock options under the disclosure-only provisions of Statements of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost was recognized for the options granted under the Company’s stock option plan prior to March 1, 2006. Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Using the fair value method and a Black-Scholes option pricing model, compensation cost recognized in the six months ended August 31, 2006 included compensation costs for all stock option based payments granted prior to, but not yet exercised, as of March 1, 2006. Results for prior periods have not been restated as prescribed by the modified prospective transition method in SFAS No. 123R.

As a result of adopting SFAS No. 123R, stock-based compensation expense for the three and six months ended August 31, 2006 was $0 and $5,371 respectively. Net of tax, the effect was to reduce net income by $3,313 for the six months ended August 31, 2006. At the beginning of the quarter ended August 31, 2006, the Company had no outstanding stock options.

4 -	Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying value. The impairment test is required to be performed at least annually and is conducted at the consolidated group level (the reporting unit) for the Company. On an ongoing basis, absent any event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount, the Company will perform the annual impairment test as of the end of its fiscal year.

5 -	Interest Rate Derivative Instrument

The Company’s interest rate derivative instrument does not qualify as a hedge, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the derivative instrument is reflected on the Company’s balance sheets, and changes in the fair value of the derivative are recorded in the Company’s income statements as interest derivative loss (gain). Payments made or received by the Company during the term of the derivative contract as a result of the difference between the fixed interest rate of the derivative instrument and the market interest rate are also recorded as an interest derivative loss (gain).

At August 31, 2006, the Company had a derivative instrument for the notional value of $15 million at a fixed rate of 4.38%, which is below the current market rate and matures February 2010. At August 31, 2006 the Company recorded an asset of $307,552, included in other assets in the accompanying condensed consolidated balance sheet, to report the instrument at fair value.

6 -	Debt

In June 2006, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $35 million to $40 million and to extend the maturity date of the agreement by one year to August 31, 2008. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. In September 2006, the Company amended its credit agreement again to expand the revolving credit facility to $45 million. All other terms and conditions remain unchanged. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At August 31, 2006, the Company’s borrowing base exceeded $45 million, and the Company was in compliance with all financial and non-financial loan covenants.

As of August 31, 2006, the Company had outstanding borrowings of $36,545,000 on the revolving credit line and $664,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $543,000, issued in connection with a self-insurance program, that reduces availability under the line of credit. Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of August 31, 2006, the applicable interest rate on both facilities was either the prime rate minus 0.125% or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.375% at August 31, 2006) for most amounts outstanding under the facilities. The average interest rate on the Company’s borrowings from the bank at August 31, 2006 was 7.0%.

7 -	Shareholders’ Equity

Restricted Stock Awards

The Chief Financial Officer and the General Counsel of the Company have employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment. Under the agreements, the restricted stock vests ratably over six years beginning March 1, 2004. For the three and six-month periods ended August 31, 2006, compensation expense recognized under the agreements was $90,000 and $179,000, respectively.

Effective March 1, 2004, two of the outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Additionally, effective August 18, 2005, another outside director of the Company received 25,000 shares, subject to continuation of service as a director for four years. Such shares vest annually pro-rata over such period. For the three and six-month periods ended August 31, 2006, the Company recognized $12,000 and $23,000 as compensation expense respectively related to the directors’ restricted stock grants.

Effective June 1, 2005, the Company issued 25,000 shares of restricted stock to a non-officer employee, subject to continuation of employment. Additionally, effective April 15, 2006, the Company issued 135,000 shares to non-officer employees, subject to continuation of employment. Such shares vest annually pro-rata over a five-year period. For the three and six-month periods ended August 31, 2006, the Company recognized $31,000 and $47,000, respectively, as compensation expense related to such restricted stock grants.

In March 2006 and again in June 2006, the Company acquired shares of the Company’s stock in connection with employee restricted stock grants, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes at the date of vesting. During the three and six-month periods ended August 31, 2006, 1,632 and 45,716 shares were acquired at a cost of $157,000 and $6,000, respectively. Such shares were subsequently retired by the company.

Stock Options

The Company has a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provides for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expire after five years and can be extended for a period of up to five years. There were 23,500 options exercised during the six-month period ended August 31, 2006. All of the remaining unexercised options expired in March 2006. There were no outstanding stock options at August 31, 2006.

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

The following summarizes the common shares used to calculate earnings per share of common stock, including the potentially dilutive impact of stock options and restricted shares, using the treasury stock method:

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Weighted-average basic common shares outstanding	11,225	10,977	11,220	10,958
Effect of dilutive securities:
Stock options	-	28	-	34
Unvested restricted stock	338	218	314	277

Weighted-average dilutive common shares outstanding	11,563	11,223	11,534	11,269

10 -	Commitments and Contingencies

The Company has an arrangement with a heating, air conditioning and refrigeration (“HVAC”) equipment manufacturer and a bonded warehouse agent whereby HVAC equipment is held for sale in bonded warehouses located at the premises of certain of the Company's operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of August 31, 2006 and February 28, 2006, the cost of such inventory held in the bonded warehouses was approximately $7,772,000 and $9,407,000 respectively.

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

If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required that could materially impact the consolidated results of operations. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At August 31, 2006, approximately $1,101,000 of reserves was established related to all insurance programs compared to $702,000 at February 28, 2006.

11. - Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with income tax accounting including classification, interest and penalties, accounting in interim periods, derecognition, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the implementation of SFAS 157 to have a material impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, and the Company does not expect the implementation of SAB 108 to have a material impact on the consolidated financial statements.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

ACR Group, Inc. and its subsidiaries (collectively, the “Company”) is an independent distributor of heating, air conditioning and refrigeration (“HVAC”) equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. As of August 31, 2006, the Company had 52 branch operations, organized geographically into five business units. Early in September 2006, two additional branches in Arizona commenced operations. Generally accepted accounting principles allow the aggregation of an enterprise’s segments if they are similar. Although the Company operates in different geographic areas, we have reviewed the aggregation criteria and determined that the Company operates as a single segment based on the high degree of similarity of the Company’s operations.

Substantially all of our sales are to contractor dealers who service and install HVAC systems and to institutional end-users. Much of the HVAC industry is seasonal; sales of HVAC equipment and service are generally highest during the times of the year when climatic conditions require the greatest use of such systems. Because of our geographic concentration in the Sunbelt, our sales of air conditioning products are substantially greater than of heating products. Likewise, our sales volume is highest in the summer months when air conditioning use is greatest. Accordingly, our revenues are highest in our second fiscal quarter ending August 31, and our revenues are lowest in our fourth quarter ending the last day of February. Sales of HVAC products for new construction are less seasonal and are more dependent on economic factors affecting housing starts.

RESULTS OF OPERATIONS

The following table summarizes information derived from the condensed consolidated income statements expressed as a percentage of sales for the three and the six months ended August 31, 2006 and 2005:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8%	76.5%	74.5%	76.6%
Gross profit	26.2%	23.5%	25.5%	23.4%
Selling, general and administrative expenses	18.2%	18.4%	19.0%	20.0%
Operating income	8.0%	5.1%	6.5%	3.4%
Interest expense	0.9%	0.6%	0.9%	0.6%
Interest derivative loss (gain)	0.2%	0.0%	(0.1)%	0.1%
Other non-operating income	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Income before income taxes	7.1%	4.8%	5.9%	3.0%
Income taxes	2.7%	1.8%	2.2%	1.1%
Net income	4.4%	3.0%	3.7%	1.9%

QUARTER ENDED AUGUST 31, 2006 COMPARED TO THE QUARTER ENDED AUGUST 31, 2005

The Company earned net income of $3,365,000 for the quarter ended August 31, 2006 (fiscal 2007) compared to $1,856,000 for the quarter ended August 31, 2005 (fiscal 2006), an increase of 81%. The fiscal 2007 quarterly net income exceeded by 63% the Company’s previous high second quarter net income in fiscal 2005. Operating income at each of our business units increased at least 15% in the second quarter of fiscal 2007 compared to fiscal 2006, with the greatest increase occurring at the Georgia-based business unit that was adversely affected in fiscal 2006 by a transition from selling the Goodman brand of HVAC equipment.

Consolidated sales increased 25% to $76.1 million during the quarter ended August 31, 2006, compared to $61.1 million in the quarter ended August 31, 2005. Same-store sales, which exclude four branches opened after the first quarter of fiscal 2006, increased 22% in the second quarter of fiscal 2007 over the second quarter of fiscal 2006. Sales growth in the second fiscal quarter was especially strong in Florida and Georgia, as Georgia continued to recover from the loss of Goodman brand sales in fiscal 2006. Contributing to the increase in same-store sales in fiscal 2007 is the effect of government regulations that mandated an increase in the efficiency of central HVAC equipment manufactured beginning in January 2006. Although less efficient HVAC equipment that was manufactured before January 2006 may still be sold, the availability of such equipment diminished during our second quarter. Our experience is that most customers have shifted to buying the higher efficiency equipment, which is more expensive. In addition, the Company has experienced significant cost increases on certain commodity product lines and has increased its sale prices of these products commensurately. Weather patterns also supported sales activity as certain of our trade areas experienced higher than normal temperatures throughout the summer.

The Company's consolidated gross margin percentage on sales was 26.2% for the quarter ended August 31, 2006, compared to 23.5% for the quarter ended August 31, 2005. Substantially all of the gross margin percentage increase resulted from customer pricing at point of sale. The increase reflects higher margins on both the higher efficiency HVAC equipment that complies with new federal standards and lower efficiency HVAC equipment that remained in demand throughout the summer. Cost increases on certain commodity-based products also enabled us in some instances to sell lower cost inventory at prices based on replenishment cost.

Selling, general and administrative ("SG&A") expenses increased by 23% in the quarter ended August 31, 2006, compared to the same period of 2005. Same-store SG&A expenses increased 17% compared to the preceding year. Of such increase in same-store SG&A expenses in fiscal 2007, 9% was attributable to variable personnel-related costs associated with higher levels of sales and profit. Expressed as a percentage of sales, SG&A expenses decreased to 18.2% of sales in the second quarter of fiscal 2007, compared to 18.4% in the second quarter of fiscal 2006.

Interest expense increased 74% in the quarter ended August 31, 2006, compared to the quarter ended August 31, 2005 because of both higher average interest rates and higher levels of funded debt in the current fiscal year. Average funded indebtedness increased 20% in the quarter ended August 31, 2006, compared to the preceding year, as the Company has used its revolving credit line for working capital needed to finance inventories and customer receivables associated with significantly higher sales volume and new branch operations.

In the second quarter of fiscal 2007, the loss recognized by the Company on its interest rate derivative consisted of a $192,000 decrease in the market value of the instrument and $34,000 in payments received by the Company for the difference between the fixed rate of interest stated in the derivative and the market rate of interest. By comparison, the loss recognized by the Company in the second quarter of fiscal 2006 on the derivative consisted of an $82,000 increase in market value of the instrument and $40,000 in payments made by the Company during the quarter for the difference between the fixed and market rates of interest. After rising for several months, long-term interest rates declined in the last half of the most recent quarter, which resulted in the net decrease in market value of the instrument.

The Company estimated a combined federal and state income tax rate of 38.2% for the quarter ended August 31, 2006, compared to 37.0% in the same quarter of 2005.

SIX MONTHS ENDED AUGUST 31, 2006 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2005

The Company earned net income of $5,049,000 for the six months ended August 31, 2006 (fiscal 2007) compared to $2,016,000 for the six months ended August 31, 2005 (fiscal 2006), an increase of 150%. Such income for the first two quarters of fiscal 2007 was 58% greater than the highest amount we had previously earned in the first two quarters of a fiscal year (fiscal 2005). Operating income at each of our business units increased at least 34% in the first two quarters of fiscal 2007 compared to fiscal 2006. Operating results in fiscal 2006, and particularly in the first quarter, were significantly affected by a decline in sales and income at our business units based in Georgia and Colorado that sold Goodman brand HVAC equipment prior to the termination in February 2005 of our rights to distribute the Goodman brand. Operating income at these two business units improved by $1.9 million in the six months ended August 31, 2006, compared to the six-month period ended August 31, 2005.

Consolidated sales increased 27% to $138.1 million during the six months ended August 31, 2006, compared to $108.7 million in the six months ended August 31, 2005. Same-store sales for the first two quarters of fiscal 2007 increased 22% from the same quarters of fiscal 2006, with growth strongest in southeastern markets. The increase in same-store sales in fiscal 2007 generally is a result of sales of more efficient HVAC equipment which has higher unit prices, continued demand for less efficient HVAC equipment and price increases on many non-equipment products. Sales of our Haier brand equipment, which consisted principally of lower efficiency products, increased 79% in the first two quarters of fiscal 2007, as demand for such products remained strong in certain market segments and there was limited availability of such product.

The Company's consolidated gross margin percentage on sales was 25.5% for the six months ended August 31, 2006, compared to 23.4% for the same quarters of 2005. Substantially all of the gross margin percentage increase resulted from customer pricing at point of sale, which was a targeted initiative that we undertook at the beginning of fiscal 2007 with financial incentives at certain business units. The increase in the current year also reflects higher margins on both the higher efficiency HVAC equipment that complies with new federal standards and less efficient HVAC equipment that remained in demand throughout the summer. Cost increases on certain commodity-based products also enabled us in some instances to sell lower cost inventory at prices based on replenishment cost.

Selling, general and administrative ("SG&A") expenses increased by 20% in the six months ended August 31, 2006, compared to the same period of 2005. Same-store SG&A expenses increased 14% compared to the preceding year. Of such increase in same-store SG&A expenses in fiscal 2007, 8% was attributable to variable personnel-related costs associated with higher levels of sales and profit. Expressed as a percentage of sales, SG&A expenses decreased to 19.0% of sales for the first six months of quarter of fiscal 2007, compared to 20.0% for the first six months of fiscal 2006.

Interest expense increased 77% in the six-month period ended August 31, 2006, compared to the same period of 2005 because of both higher average interest rates and higher levels of funded debt in the current fiscal year. Average funded indebtedness increased 22% in the six-month period ended August 31, 2006, compared to the preceding year.

The Company has estimated a combined federal and state income tax rate of 38.3% for the six months ended August 31, 2006, compared to 37.2% for the six months ended August 31, 2005. The increase in the effective tax rate in fiscal 2006 is attributable to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended August 31, 2006, the Company used cash flow in operations of $12.1 million, compared to using $1.1 million in the same period of 2005. Cash requirements in the first quarter of fiscal 2007 included $3.6 million paid to the Company’s largest supplier for inventory shipments received in the fourth quarter of fiscal 2006, for which the Company had negotiated extended payment terms. In the first quarter of fiscal 2007, in settlement of litigation with a supplier, the Company also paid $2.7 million for inventory that was previously included in accounts payable. In fiscal 2007, we have generated significantly greater sales volume than the prior year, and inventory requirements have escalated to support the higher sales volume, add new product lines and adequately stock new branch operations. Gross accounts receivable represented 43 days of gross sales as of both August 31, 2006 and 2005. Inventory at August 31, 2006 was $14.1 million greater than at August 31, 2005, of which approximately 75% is in HVAC equipment as a result of both adding new product lines of higher efficiency equipment, which have a higher unit price, and longer lead times that we have experienced with our principal equipment supplier.

In June 2006, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $35 million to $40 million and to extend the maturity date of the agreement by one year to August 31, 2008. In September 2006, we again amended our credit agreement to expand the revolving credit facility to $45 million. All other material terms of the credit arrangement were unchanged by the amendments. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At August 31, 2006, the Company’s borrowing base exceeded $45 million, and the Company was in compliance with all financial and non-financial loan covenants.

As of August 31, 2006, the Company had outstanding borrowings of $36,545,000 on the revolving credit line and $664,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $543,000, issued in connection with a self-insurance program, that reduces availability under the line of credit. As of August 31, 2006, the applicable interest rate on both facilities was the prime rate minus 0.125% or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.375%) for substantially all amounts outstanding under the facilities. The average interest rate on the Company’s borrowings from the bank at August 31, 2006 was 7.0%.

Management believes that availability under the present revolving credit facility is adequate to meet the working capital requirements of the Company’s existing operations, debt service requirements and anticipated capital expenditures. The additional borrowing capacity made available by the June and September 2006 amendments to the loan agreement enables the Company to consider most business development opportunities that would likely arise in the ordinary course of business.

As described above, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings under the revolving credit line fluctuate. In February 2005, the Company entered into an interest rate swap agreement whereby the Company has agreed to exchange, at monthly intervals, the difference between a fixed rate of 4.38% and LIBOR, amounts as calculated by reference to a notional principal amount of $15 million.  The interest rate swap is scheduled to mature in February 2010. At inception, the derivative did not qualify for cash flow hedge accounting, and the Company has elected to continue to account for the derivative as an investment whereby changes in the fair value of the instrument are recorded in income for the period. The fair value of the derivative represented an asset of $308,000 at August 31, 2006. Such asset would be realized only if the Company terminated the derivative contract prior to maturity.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect reported amounts and related disclosures. Actual results, once known, may vary from these estimates. Management bases its estimates on historical experience, current trends and other factors that are believed to be reasonable under the circumstances.

Management believes that the following accounting policies require a higher degree of judgment in making its estimates and, therefore, are critical accounting policies.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Three customers represented 4%, 2% and 1% of consolidated fiscal 2006, sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. At August 31, 2006, and February 28, 2006, the allowance for doubtful accounts totaled $1,377 and $906, respectively. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventories

Inventories consist of HVAC equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At August 31, 2006, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned (i.e., as specified purchase volume levels are reached or are reasonably assured of attainment). Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

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

Self-Insurance Reserves

We are self-insured for various levels of general liability, workers’ compensation, vehicle, and employee medical coverage. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, the Company considers a number of factors, which include historical claims experience, demographic factors and severity factors. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required that could materially impact the consolidated results of operations.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including:
general economic conditions affecting general business spending, consumer spending,
consumer debt levels,
prevailing interest rates,
seasonal nature of product sales,
changing rates of new housing starts,
weather conditions,
effects of supplier concentration,
competitive factors within the HVAC industry,
insurance coverage risks,
viability of the Company’s business strategy.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 90 days. At August 31, 2006 the Company had $37.2 million outstanding under its bank credit facility, of which $22.2 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $222,000 or $.01 per basic share, net of income tax, on an annual basis. The Company has an interest rate derivative instrument for a notional amount of $15 million that expires in February 2010. The instrument fixes LIBOR at 4.38% on the notional amount.

Item 4. - Controls and Procedures

The Company performed an evaluation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2006. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

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

Item 1A. - Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)  The Company’s 2006 Annual Meeting was held on August 17, 2006.

(b)
The Company’s management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s director nominees as listed in the proxy statement. The following director nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders:

	Votes For	Votes Withheld
Alex Trevino, Jr.	11,147,660	3,100
Alan D. Feinsilver	11,145,760	5,000
Anthony R. Maresca	11,145,760	5,000
Thomas J. Reno	11,147,760	3,000
Jo E. Shaw	11,147,760	3,000
Roland H. St. Cyr	11,147,760	3,000
A. Stephen Trevino	11,147,760	3,000
Marshall G. Webb	11,147,760	3,000

Item 5. Other Information

None.

Item 6. - Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

October 16, 2006	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and
Chief Financial Officer