Form 10-Q
period 2007-01-16
ACR GROUP INC
filed 2007-01-16
CIK 711307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006
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

Large accelerated filter ☐	Accelerated filter ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 12,113,078 shares of Common Stock (par value $0.01), was outstanding as of December 31, 2006.

ACR GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. - Condensed Consolidated Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	November 30,	February 28,
	2006	2006
Current assets:
Cash	$1,502	$1,275
Accounts receivable, net	28,318	22,380
Inventories, net	47,273	38,264
Prepaid and other current assets	1,402	1,250
Deferred income taxes	1,503	1,338

Total current assets	79,998	64,507

Property and equipment, net	5,500	4,844
Goodwill, net	5,408	5,408
Other assets	982	1,277

Total assets	$91,888	$76,036

The accompanying notes are an integral part
of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	November 30,	February 28,
	2006	2006
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$296	$273
Accounts payable	19,192	25,002
Accrued expenses and other current liabilities	7,650	4,743

Total current liabilities	27,138	30,018

Long term obligations:
Borrowings under revolving credit agreement	35,191	22,940
Long-term debt and capital lease obligations, net of
current maturities	1,697	1,592
Other long-term liabilities	533	340

Total long-term obligations	37,421	24,872

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value	-	-
Common stock, $.01 par value	121	120
Paid-in capital	44,913	44,413
Unearned restricted stock compensation	(1,758)	(1,612)
Accumulated other comprehensive loss, net of tax	(140)	-
Accumulated deficit	(15,807)	(21,775)

Total shareholders’ equity	27,329	21,146

Total liabilities and shareholders’ equity	$91,888	$76,036

The accompanying notes are an integral part
of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Sales	$56,014	$50,013	$194,081	$158,691
Cost of sales	41,785	38,208	144,682	121,420
Gross profit	14,229	11,805	49,399	37,271
Selling, general and administrative expenses	12,221	10,826	38,379	32,567
Operating income	2,008	979	11,020	4,704
Interest expense	718	388	1,920	1,066
Interest derivative gain	(24)	(344)	(84)	(182)
Other non-operating income	(192)	(162)	(505)	(485)
Income before income taxes	1,506	1,097	9,689	4,305
Provision for income taxes	587	443	3,721	1,635
Net income	$919	$654	$5,968	$2,670

Earnings per share:
Basic	$.08	$.06	$.53	$.24

Diluted	$.08	$.06	$.52	$.24

Weighted average shares outstanding:
Basic	11,231	11,054	11,224	10,990

Diluted	11,631	11,293	11,590	11,304

The accompanying notes are an integral part
of these condensed consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended November 30,
	2006	2005
Operating activities:
Net income	$5,968	$2,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	736	674
Provision for doubtful accounts	608	507
Loss (gain) on sale of assets	29	(15)
Gain on change in market value of interest derivative	(84)	(182)
(Increase) decrease in deferred income taxes	(198)	110
Amortization of unearned restricted stock compensation	380	303
Tax benefit from restricted stock compensation	103	81
Changes in operating assets and liabilities, net of
business acquisition:
Accounts receivable	(6,546)	(5,519)
Inventories, net	(9,009)	(2,417)
Prepaids and other assets	(154)	(8)
Accounts payable	(5,809)	7,130
Accrued expenses and other liabilities	2,995	435
Net cash provided by (used in) operating activities	(10,981)	3,769
Investing activities:
Purchases of property and equipment	(1,066)	(903)
Business acquisition, net of cash acquired	-	(148)
Receipts (payments) on derivative instrument	382	(121)
Proceeds from disposition of assets	9	59
Net cash used in investing activities	(675)	(1,113)
Financing activities:
Net borrowings (payments) on revolving credit agreement	12,250	(3,419)
Proceeds from exercise of stock options	35	172
Payments on long-term debt and capital lease obligations	(239)	(250)
Acquisition of vested restricted stock	(163)	-
Net cash provided by (used in) financing activities	11,883	(3,497)
Net increase (decrease) in cash	227	(841)
Cash at beginning of period	1,275	2,135

Cash at end of period	$1,502	$1,294

The accompanying notes are an integral part
of these condensed consolidated financial statements

ACR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 - Basis of Presentation

The accompanying condensed consolidated balance sheet as of February 28, 2006, which has been derived from ACR Group, Inc. and its subsidiaries (collectively referred to as the “Company”) audited consolidated financial statements, and the November 30, 2006 unaudited interim condensed consolidated financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Actual operating results for the three and nine months ended November 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 2007. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

2 - Significant Accounting Policies

Interest Rate Derivative Instruments
The Company had an interest rate derivative that did not qualify as a hedge, in accordance with Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the derivative was reflected on the Company’s balance sheets, and changes in fair value are recorded as unrealized gains or losses, as applicable, in the Company’s statements of income as interest derivative gain. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate were also recorded as interest derivative gain. The Company has new interest rate derivative instruments (swap agreements) that qualify as cash flow hedges and applies the provisions of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments.

These interest rate swap agreements result in the Company paying or receiving the difference between the fixed rate of the swaps and the floating rate of debt at specified intervals calculated based on the notional amounts. Any difference received or paid on the interest rate swap agreements are recognized as adjustments to interest expense over the life of the swaps and impact the effective interest rate on the Company’s debt. The effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income or loss, net of tax, and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company uses a limited number of derivative financial instruments to mitigate interest rate risk. Derivative instruments are recorded on the balance sheet at fair value as either assets or liabilities. To date, our designated hedge transactions have been cash-flow hedges. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive loss and are recognized in current earnings in the period or periods during which the hedged transaction effects current earnings. Amounts excluded from hedge effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged items. We also document our risk-management objectives, strategies for undertaking interest rate hedge transactions and method of assessing hedge effectiveness. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The board of directors approves derivative instruments and the company does not use such instruments for trading or speculative purposes.

Comprehensive Incom
SFAS No. 130, “Reporting Comprehensive Income,” establishes the rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires the Company to include unrealized gains or losses, net of related taxes, on changes in the fair value of outstanding hedge positions. Generally, gains are attributed to an increase in the LIBOR rate over the fixed rate on our interest rate hedges and losses are attributed to a decrease in the LIBOR rate over the fixed rate on our interest rate hedges.

The following table provides comprehensive income for the periods indicated:
	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Net income	$919	$654	$5,968	$2,670
Other comprehensive loss, net of tax	(140)	-	(140)	-
Comprehensive income	$779	$654	$5,828	$2,670

    For a description of our other significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.

3 - Stock-Based Compensation

Prior to March 1, 2006, the Company accounted for share-based compensation for stock options under the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Accordingly, no compensation cost was recognized for the options granted under the Company’s stock option plan prior to March 1, 2006. Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Using the fair value method and a Black-Scholes option pricing model, compensation cost recognized in the nine months ended November 30, 2006 included compensation costs for all stock option based payments granted prior to, but not yet exercised, as of March 1, 2006. Results for prior periods have not been restated as prescribed by the modified prospective transition method in SFAS No. 123R.

As a result of adopting SFAS No. 123R, stock-based compensation expense for the three and nine months ended November 30, 2006 was $0 and $5,371 respectively. Net of tax, the effect was to reduce net income by $3,303 for the nine months ended November 30, 2006. The Company had no outstanding stock options after the quarter ended May 31, 2006.

4 - Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their tangible net assets. The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying value. The impairment test is required to be performed at least annually and is conducted at the consolidated group level (the reporting unit) for the Company. On an ongoing basis, absent any event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount, the Company will perform the annual impairment test as of the end of its fiscal year.

5 - Interest Rate Derivative Instruments

The Company utilizes interest rate derivative instruments to enhance its ability to manage the risks associated with fluctuations in interest rates, which exist as part of the Company’s ongoing business operations.

During the quarter ended November 30, 2006, the Company terminated a derivative instrument with a notional amount of $15 million paying a fixed rate of 4.38%. This interest rate derivative instrument did not qualify as a hedge, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the derivative instrument was reflected on the Company’s balance sheets, and changes in the fair value of the derivative were recorded in the Company’s income statements as an interest derivative loss. For the three and nine months ended November 30, 2006, the Company recorded a gain of $24,000 and $84,000, respectively.

At October 31, 2006 the Company entered into two interest rate swap agreements that are classified as cash flow hedges, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The interest rate swap agreements result in the Company paying or receiving the difference between the fixed rate of the swaps and the floating rate of debt at specified intervals calculated based on the notional amounts. Any difference received or paid on the interest rate swap agreements are recognized as adjustments to interest expense over the life of the swaps and impact the effective interest rate on the Company’s debt. The effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income or loss, net of tax, and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The first new interest rate swap agreement has a notional value of $10 million, matures in 2009 and exchanges 30-day LIBOR variable rates with a fixed interest rate payment of 5.04%. The second new interest rate swap agreement in effect also has a notional value of $10 million, matures in 2011, and exchanges 30 day LIBOR variable with a fixed interest rate of 5.07%. At November 30, 2006 both interest rate swaps were effective as cash flow hedges and no charge to earnings was required. The Company recorded, in other comprehensive loss, a decline in fair market value of $140,000, net of related taxes.

6 - Debt

In June 2006, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $35 million to $40 million and to extend the maturity date of the agreement by one year to August 31, 2008. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. In September 2006, the Company amended its credit agreement again to expand the revolving credit facility to $45 million. All other terms and conditions remain unchanged. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At November 30, 2006, the Company was in compliance with all financial and non-financial loan covenants.

As of November 30, 2006, the Company had outstanding borrowings of $35.2 million on the revolving credit line and $644,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $543,000 against the line of credit. Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of November 30, 2006, the applicable interest rate on both facilities was the prime rate or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.375% at November 30, 2006) for most amounts outstanding under the facilities. The average interest rate on the Company’s borrowings from the bank at November 30, 2006 was 7%.

7 - Shareholders’ Equity

Restricted Stock Awards

The Chief Financial Officer and the General Counsel of the Company have employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment. Under the agreements, the restricted stock vests ratably over nine years beginning March 1, 2004. For the three and nine-month periods ended November 30, 2006, compensation expense recognized under the agreements was $90,000 and $269,000 respectively.

Effective March 1, 2004, two of the outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Additionally, effective August 18, 2005, another outside director of the Company received 25,000 shares, subject to continuation of service as a director for four years. Such shares vest annually pro-rata over such period. For the three and nine-month periods ended November 30, 2006, the Company recognized $12,000 and $35,000 as compensation expense respectively related to the directors restricted stock grants.

Effective June 1, 2005, the Company issued 25,000 shares of restricted stock to a non-officer, subject to continuation of employment. Additionally, effective April 15, 2006, the Company issued 135,000 shares to non-officer employees, subject to continuation of employment. Such shares vest annually pro-rata over a five-year period. For the three and nine-month periods ended November 30, 2006, the Company recognized $30,000 and $77,000 respectively as compensation expense related to such restricted stock grants.

In March 2006 and again in June 2006, the Company acquired shares of the Company’s stock in connection with employee restricted stock grants, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes at the date of vesting. During the three month period ended November 30, 2006 the Company acquired no shares. For the nine-month period ended November 30, 2006, 45,716 shares were acquired at a cost of $163,000. The Company subsequently retired such shares acquired.

Stock Options

The Company had a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provided for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expired after five years and could be extended for a period of up to five years. There were 23,500 options exercised during the nine-month period ended November 30, 2006. All of the remaining unexercised options expired in March 2006. The stock option plan expired in the quarter ending August 31, 2006.

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

The following summarizes the common shares used to calculate earnings per share of common stock, including the potentially dilutive impact of stock options and restricted shares, using the treasury stock method:
	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Weighted-average basic common shares outstanding	11,231	11,054	11,224	10,990
Effect of dilutive securities:
Stock options	-	22	-	28
Unvested restricted stock	400	217	366	286

Weighted-average dilutive common shares outstanding	11,631	11,293	11,590	11,304

10 - Commitments and Contingencies

     The Company has an arrangement with a heating, air conditioning and refrigeration (“HVAC”) equipment manufacturer and a bonded warehouse agent whereby HVAC equipment is held for sale in bonded warehouses located at the premises of certain of the Company's operations, with payment due only when products are sold. The supplier retains legal title and substantial management control with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of November 30, 2006 and February 28, 2006, the cost of such inventory held in the bonded warehouses was approximately $7,236,000 and $9,407,000 respectively.

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

If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required that could materially impact the consolidated results of operations. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At November 30, 2006, approximately $1,192,000 of reserves was established related to all insurance programs compared to $702,000 at February 28, 2006. The Company’s participation in a captive self insurance program began in the last fiscal year for all coverage except employee medical coverage, which preexisted participation in a captive program. Reserves associated with the newer coverage may increase until the Company has established sufficient claims data necessary to perform actuarial computation of reserves.

11. - Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practices associated with income tax accounting including: classification, interest and penalties, accounting in interim periods, derecognition, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the implementation of SFAS No. 157 to have a material impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, and the Company does not expect the implementation of SAB 108 to have a material impact on the consolidated financial statements.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

ACR Group, Inc. and its subsidiaries (collectively, the “Company”) is an independent distributor of heating, air conditioning and refrigeration (“HVAC”) equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States. As of November 30, 2006, the Company had 54 branch operations, organized geographically into five business units. In fiscal 2007, we have opened five branches: one in Florida, one in Texas and three in Arizona. The new branches in both Florida and Texas opened in March 2006. One of the Arizona branches began operations in July 2006; the other two branches opened in September 2006. Generally accepted accounting principles allow the aggregation of an enterprise’s segments if they are similar. Although the Company operates in different geographic areas, we have reviewed the aggregation criteria and determined that the Company operates as a single segment based on the high degree of similarity of the Company’s operations.

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

RESULTS OF OPERATIONS

The following table summarizes information derived from the condensed consolidated income statements expressed as a percentage of sales for the three and the nine months ended November 30, 2006 and 2005:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	76.4	74.5	76.5
Gross profit	25.4	23.6	25.5	23.5
Selling, general and administrative expenses	21.8	21.6	19.8	20.5
Operating income	3.6	2.0	5.7	3.0
Interest expense	1.3	0.8	1.0	0.7
Interest derivative loss (gain)	0.0	(0.7)	0.0	(0.1)
Other non-operating income	(0.3)	(0.3)	(0.3)	(0.3)
Income before income taxes	2.6	2.2	5.0	2.7
Income taxes	1.0	0.9	1.9	1.0
Net income	1.6%	1.3%	3.1%	1.7%

QUARTER ENDED NOVEMBER 30, 2006 COMPARED TO THE QUARTER ENDED NOVEMBER 30, 2005

The Company earned net income of $919,000 for the quarter ended November 30, 2006 (fiscal 2007) compared to $654,000 for the quarter ended November 30, 2005 (fiscal 2006), an increase of 41%. Operating income increased 105% in the third quarter of fiscal 2007 compared to fiscal 2006, which had been the Company’s best previous third quarter operating results. The greatest increases in fiscal 2007 occurring at the Georgia-based business unit that was adversely affected in fiscal 2006 by a transition from selling the Goodman brand of HVAC equipment and at the Florida-based business unit. Net income in the third quarter of fiscal 2006 was enhanced by gain of $344,000 from an increase in the fair market value of an interest rate swap agreement. In fiscal 2007, the comparable gain was $24,000 before we terminated the swap agreement, as described in more detail below. Pre-tax loss associated with the new Arizona branches was approximately $170,000 in the quarter ended November 30, 2006.

Consolidated sales increased 12% to $56.0 million during the quarter ended November 30, 2006, compared to $50.0 million in the quarter ended November 30, 2005. Same-store sales, which excludes six branches opened after the second quarter of fiscal 2006, increased 8% in the third quarter of fiscal 2007 over the third quarter of fiscal 2006. Sales growth in the third fiscal quarter was greatest at our Florida and Georgia business units, consistent with the trend established earlier in the year. Same-store sales growth slowed during the last half of the fiscal 2007 third quarter. Factors affecting the sales comparison to the third quarter of fiscal 2006 include (a) moderate weather conditions in fiscal 2007 that have dampened early season demand for heating products; (b) advance purchases of lower efficiency cooling products by certain customers at the end of calendar 2005, prior to implementation of the minimum 13 SEER efficiency standard in January 2006; and (c) a decline in residential new construction that has impacted sales unevenly across our business units. We believe that it is the aggregate effect of such conditions, rather than any single factor, that depressed sales growth toward the end of the fiscal 2007 third quarter.

The Company's consolidated gross margin percentage on sales was 25.4% for the quarter ended November 30, 2006, compared to 23.6% for the quarter ended November 30, 2005. A significant majority of the gross margin percentage increase resulted from customer pricing at point of sale. The improved selling margins reflected a continuation of conditions that arose earlier in fiscal 2007, including both a shift of sales to higher efficiency HVAC equipment that complies with new federal standards and demand through the end of summer for the remaining inventory of lower efficiency HVAC equipment. Selling margins declined in the last half of the of the fiscal 2007 third quarter because of price stabilization for commodity product lines and less demand for lower efficiency HVAC equipment that is used for certain replacement applications.

Selling, general and administrative ("SG&A") expenses increased by 13% in the quarter ended November 30, 2006, compared to the same period of 2005. Same-store SG&A expenses increased 10% compared to the preceding year. Of such increase in same-store SG&A expenses in fiscal 2007, 3% was attributable to variable personnel-related costs associated with higher levels of sales and profit. Expressed as a percentage of sales, SG&A expenses increased to 21.8% of sales in the third quarter of fiscal 2007, compared to 21.6% in the third quarter of fiscal 2006.

Interest expense increased 85% in the quarter ended November 30, 2006, compared to the quarter ended November 30, 2005 because of both higher average interest rates and higher levels of funded debt in the current fiscal year. Average funded indebtedness increased 55% in the quarter ended November 30, 2006, compared to the preceding year, as the Company has used its revolving credit line for working capital needed to finance inventories and customer receivables associated with significantly higher sales volume and new branch operations.

In the quarters ended November 30, 2006 and 2005, the Company recorded gains of $24,000 and $344,000, respectively, from increases in the market value of an interest rate swap agreement. The swap agreement did not qualify for hedge accounting and, accordingly, changes in the fair value of the instrument were recorded in income. In October 2006, the Company terminated the swap agreement and entered into two other swap agreements that qualify for hedge accounting at inception of the contracts. Accordingly, changes in market value, net of tax, of the new contracts are accounted for as items of other comprehensive income or loss and are reflected only in the Company’s balance sheet.

The Company estimated a combined federal and state income tax rate of 38.9% for the quarter ended November 30, 2006, compared to 40.3% in the same quarter of 2005.

NINE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2005

The Company earned net income of $5,968,000 for the nine months ended November 30, 2006 (fiscal 2007) compared to $2,670,000 for the nine months ended November 30, 2005 (fiscal 2006), an increase of 124%. Such income for the first three quarters of fiscal 2007 was 57% greater than the highest amount we had previously earned in the first three quarters of a fiscal year (fiscal 2005). Operating income at each of our business units increased at least 27% in the first three quarters of fiscal 2007 compared to fiscal 2006. Operating results in fiscal 2006, and particularly in the first quarter, were significantly affected by a decline in sales and income at our business units based in Georgia and Colorado that sold Goodman brand HVAC equipment prior to the termination in February 2005 of our rights to distribute the Goodman brand. Operating income at these two business units improved by $2.1 million in the nine months ended November 30, 2006, compared to the nine-month period ended November 30, 2005.

Consolidated sales increased 22% to $194.1 million during the nine months ended November 30, 2006, compared to $158.7 million in the nine months ended November 30, 2005. Same-store sales for the first three quarters of fiscal 2007 increased 18% from the same quarters of fiscal 2006, with growth strongest in southeastern markets. The increase in same-store sales in fiscal 2007 generally is a result of sales of more efficient HVAC equipment which has higher unit prices, continued demand for less efficient HVAC equipment and price increases on many non-equipment products. Weather patterns also supported sales activity as certain of our trade areas experienced higher than normal temperatures throughout the summer of fiscal 2007.

The Company's consolidated gross margin percentage on sales was 25.5% for the nine months ended November 30, 2006, compared to 23.5% for the same quarters of 2005. Substantially all of the gross margin percentage increase resulted from customer pricing at point of sale, which was a targeted initiative that we undertook at the beginning of fiscal 2007 with financial incentives at certain business units. The increase in the current year also reflects higher margins on both higher efficiency HVAC equipment that complies with new federal standards and less efficient HVAC equipment that remained in demand throughout the summer. Cost increases on certain commodity-based products also enabled us in some instances to sell lower cost inventory at prices based on replenishment cost.

Selling, general and administrative ("SG&A") expenses increased by 18% in the nine months ended November 30, 2006, compared to the same period of 2005. Same-store SG&A expenses increased 11% compared to the preceding year. Of such increase in same-store SG&A expenses in fiscal 2007, 6% was attributable to variable personnel-related costs associated with higher levels of sales and profit. Expressed as a percentage of sales, SG&A expenses have decreased to 19.8% of sales for the first nine months of quarter of fiscal 2007, compared to 20.5% for the first nine months of fiscal 2006.

    Interest expense increased 80% in the nine-month period ended November 30, 2006, compared to the same period of 2005 because of both higher average interest rates and higher levels of funded debt in the current fiscal year. Average funded indebtedness increased 33% in the nine-month period ended November 30, 2006, compared to the preceding year.

    For the nine-month periods ended November 30, 2006 and 2005, the Company recorded gains of $84,000 and $182,000, respectively, from increases in the market value of an interest rate swap agreement. Changes in the market value of such interest derivatives are principally a function of changes in the expected yield on long-term debt instruments. As described above in the comparison of third quarter results, we terminated the swap agreement in October 2006, and entered into two new swap agreements. The new swap agreements qualify for hedge accounting at the inception of the contracts.  Accordingly, beginning in the quarter ended November 30, 2006, changes in market value of the new contracts, net of tax, are accounted for as items of other comprehensive income or loss, and are reflected only in the Company’s balance sheet.

    The Company has estimated a combined federal and state income tax rate of 38.4% for the nine months ended November 30, 2006, compared to 38.0% for the nine months ended November 30, 2005. The increase in the effective tax rate in fiscal 2006 is attributable to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended November 30, 2006, the Company used $11.0 million of cash flow in operations, compared to generating $3.8 million in the same period of 2005. In fiscal 2007, we have had substantial working capital requirements to support opening new branch operations and higher sales volume. Gross accounts receivable represented 50 days of gross sales as of both November 30, 2006 and 2005. Inventory at November 30, 2006 was $11.9 million greater than at November 30, 2005, of which $3.9 million is in branches opened during fiscal 2007. The remainder of the increase in inventory is HVAC equipment as a result of both adding new product lines of higher efficiency equipment, which also have a higher unit price, and longer lead times that we experienced with our principal equipment supplier through the end of summer 2006. In the first quarter of fiscal 2007, we also had an unusually large cash requirement to pay $3.6 million to the Company’s largest supplier for inventory shipments received in the fourth quarter of fiscal 2006, for which the Company had negotiated extended payment terms. Additionally, in the first quarter of fiscal 2007, in settlement of litigation with a supplier, the Company paid $2.7 million for inventory that was included in accounts payable as of February 28, 2006.

In June 2006, the Company amended its credit arrangement with a commercial bank to expand its revolving credit facility from $35 million to $40 million and to extend the maturity date of the agreement by one year to August 31, 2008. In September 2006, we again amended our credit agreement to expand the revolving credit facility to $45 million. All other material terms of the credit arrangement were unchanged by the amendments. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At November 30, 2006, the Company was in compliance with all financial and non-financial loan covenants.

As of November 30, 2006, the Company had outstanding borrowings of $35.2 million on the revolving credit line and $644,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $543,000 against the line of credit. As of November 30, 2006, the Company had available credit of $3.7 million and $4.4 million under the revolving credit line and the capital expenditure term loan facility, respectively. As of November 30, 2006, the applicable interest rate on both facilities was the prime rate or LIBOR plus 1.625%, and the Company had elected the LIBOR option (5.375%) for substantially all amounts outstanding under the facilities. The average interest rate on the Company’s borrowings from the bank at November 30, 2006 was 7%.

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

As described above, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings under the revolving credit line fluctuate. In October 2006, we terminated an interest rate swap agreement whereby the Company had agreed to exchange, at monthly intervals, the difference between a fixed rate of 4.38% and LIBOR, amounts as calculated by reference to a notional principal amount of $15 million.  As of the termination date, the Company received $320,000, representing the fair market value of the swap agreement. Concurrently, we entered into two new swap agreements, each with reference to a notional principal amount of $10 million, to exchange the difference, on a monthly basis, between LIBOR and a fixed rate. The fixed rate of one contract, which matures in October 2009, is 5.04%, and the rate of the other contract, which matures in October 2011, is 5.07%.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Two customers represented 6% and 2% of consolidated fiscal 2007 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. At November 30 2006, and February 28, 2006, the allowance for doubtful accounts totaled $1,514,000 and $906,000, respectively. This increase is explained by the Company’s policy of increasing its allowance for doubtful accounts in the first three fiscal quarters. In the fourth fiscal quarter, accounts deemed uncollectible are charged against the reserve. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventories

Inventories consist of HVAC equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At November 30, 2006, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

Interest Rate Derivative Instruments

The Company had an interest rate derivative that did not qualify as a hedge, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of the derivative instrument is reflected on the Company’s balance sheets and changes in the fair value of such derivative is recorded as unrealized gains or losses, as applicable, in the Company’s income statements as interest derivative loss (gain). Payments made or received by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are also recorded as interest derivative loss (gain).

The Company uses a limited number of derivative financial instruments to mitigate interest rate risk. Derivative instruments are recorded on the balance sheet at fair value as either assets or liabilities. To date, our designated hedge transactions have been cash-flow hedges. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive loss and are recognized in current earnings in the period or periods during which the hedged transaction effects current earnings. Amounts excluded from hedge effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged items. We also document our risk-management objectives, strategies for undertaking interest rate hedge transactions and method of assessing hedge effectiveness. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The board of directors approves derivative instruments and the company does not use such instruments for trading or speculative purposes.

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
  consumer debt levels,
  prevailing interest rates,
  seasonal nature of product sales
  changing rates of new housting starts,
  weather conditions,
  effects of supplier concentration,
  competitive factors within the HVAC industry,
  insurance coverage risks,
  viability of the Company's business strategy.

    In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on the Company or its business or operations. For additional information identifying some other important factors which may affect the Company’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Securities and Exchange Commission filings, including but not limited to, the discussion included in the Risk Factors section of the Company’s February 28, 2006 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 90 days. At November 30, 2006 the Company had $35.8 million outstanding under its bank credit facility, of which $15.8 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $158,000 or $.01 per basic share, net of income tax, on an annual basis. The Company has two interest rate derivative instruments for a notional amount of $10 million each that expire in October 2009 and October 2011. The instruments fix LIBOR at 5.04% and 5.07%, respectively, on the notional amounts.

Item 4. - Controls and Procedures

The Company performed an evaluation of the disclosure controls and procedures (as defined in Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of November 30, 2006. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

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

Item 4. - Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. - Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 16, 2007	ACR GROUP, INC.
Date	/s/ Anthony R. Maresca
Anthony R. Maresca Senior Vice President and Chief Financial Officer