Form 10-K
ACR GROUP INC
filed 2007-05-29
CIK 711307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

For Annual Reports Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 28, 2007

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
Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of August 31, 2006, the last business day of the registrant’s most recently completed second quarter was $50,425,151 based on the closing sale price on that date. For purposes of determining this number all executive officers and directors of the registrant as of August 31, 2006 are considered to be affiliates of the registrant. This number is provided only for purposes of the report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares outstanding of the registrant’s common stock as of April 30, 2007: 12,113,078 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2007 is incorporated by reference in answer to Part III of this report.

PART I

Item 1. Business.

General

ACR Group, Inc. (which, together with its subsidiaries is herein referred to as the “Company”, we, us or our) is a Texas corporation based in Houston. In 1990, the Company began to acquire and operate businesses engaged in the wholesale distribution of heating, ventilating, air conditioning and refrigeration (“HVAC”) equipment and supplies. The Company acquired its first operating company in 1990. Since 1990, we have grown through acquisitions and organic start-ups to 54 branch operations located in predominantly Sunbelt states. We are now among the largest independently owned HVAC distribution companies in the United States. All of our operations are in the same line of business. The Company plans to continue expanding in the Sunbelt of the United States and in other geographic areas with a high rate of economic growth, through both acquisitions and internal growth.

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

Our Growth Strategy

Since entering the industry with our first acquisition in 1990, we have focused on building the Company through both acquisitions and organic growth. We have concentrated on business development in the Sunbelt states because of the need for air conditioning in that area of the country and because of the higher rate of population growth in southern and western states than in other areas of the country. Although we have made ten acquisitions, we do not consider ourselves to be a “consolidator”.

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

At the end of April 2007, our operations were in Texas (16 branches), Florida (11 branches), California (9 branches), Georgia (6 branches), Colorado (4 branches), Arizona (3 branches), New Mexico (2 branches), and one branch in Louisiana, Nevada, and Tennessee. We do not have a dedicated business development staff; instead, we rely on our reputation in the industry and on referrals from our industry relationships to alert us to business opportunities. As our industry is comprised mainly of family-owned businesses, our goal is to attract the present owners and management of such businesses by offering certain advantages related to economies of scale, lower cost of products from volume purchasing, new product lines, and financial, administrative and technical support.

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

Our Business Model

Our branch operations are organized into business units that are generally assembled by geographic proximity. A president manages the operations of each business unit. We presently have five business units, which have from seven to sixteen branches. With 54 branches for most of fiscal 2007, our revenues average over $4 million per branch, which is significantly in excess of the average for our industry. We believe that large branches are more easily successful within our decentralized operating structure. Although we have smaller branches that are profitable, we do not open new branches unless we believe they have the potential to generate annual sales of at least $3 million at maturity.

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

Description of our Business

We are a key link in the HVAC industry supply chain between manufacturers and contractors and other technically trained end-users. We do not manufacture any products and we do not perform any service on HVAC systems. To sustain our position in the supply chain, we focus on providing value to both our suppliers and our customers. For our suppliers, we maintain a stocking inventory of their products in our physical locations, market their products to local contractors and users through an outside sales force, handle product returns and process warranties. For our customers, we try to be a “one-stop shop” where they can obtain all the products needed for their work. All of our stores have a sales counter where customers can purchase products. We also provide trade credit to our customers, deliver to their places of business or job sites and offer technical training and advice.

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

Maintenance of a large and diverse inventory base is an important element in our sales. We regularly purchase inventory from over 400 suppliers. Approximately 34% of our revenues are from sales of HVAC equipment; the remaining 66% of our sales is from installation supplies and service parts. Our principal suppliers of HVAC equipment are International Comfort Products (ICP), a subsidiary of Carrier Corporation, and Haier USA (Haier), which imports consumer products manufactured in China. All of our business units sell equipment brands manufactured by ICP and Haier. Prior to fiscal 2006, two of the Company’s business units primarily sold equipment supplied by Goodman Manufacturing (Goodman)

Executive Officers of the Registrant

The Company’s executive officers are as follows:

Name	Age	Position with the Company
Alex Trevino, Jr.	70	Chairman of the Board and President
Anthony R. Maresca	56	Senior Vice President, Treasurer and Chief Financial Officer
A. Stephen Trevino	44	Senior Vice President, Secretary and General Counsel

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

Employees

As of February 28, 2007, the Company and its subsidiaries had approximately 483 full-time employees. Neither the Company nor its subsidiaries routinely use temporary labor. There are no Company employees represented by any collective bargaining units. Management considers the Company’s relations with its employees to be good.

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

The HVAC industry and the Company were also subject to a Department of Energy mandate that required, effective January 23, 2006, that HVAC equipment suppliers manufacture products with a higher standard of energy efficiency. Prior to January 23, 2006, the minimum standard for energy efficiency as measured by industry guidelines was 10 SEER (seasonal energy efficiency rating, the value used to measure energy efficiency). On the effective date, the new standard increased the minimum allowed efficiency to 13 SEER. The transition of products to 13 SEER took place during 2006. The new standard does not prohibit the sale or installation of products below 13 SEER that were manufactured before January 2006, and there are certain market niches where demand for lower efficiency HVAC equipment will continue so long as there is product availability.

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

Item 1A. Risk Factors.

Business Risk Factors

Supplier Concentration

The Company maintains distribution agreements with its key equipment suppliers. Some of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment. Purchases from a key supplier comprised 33% of all purchases made in fiscal 2007. Any significant interruption by this manufacturer or a termination of a distribution agreement could disrupt the operations of our business units. Future results of operations are also materially dependent upon the continued market acceptance of manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

Seasonality

Much of the HVAC industry is seasonal; sales of HVAC equipment and service are generally highest during the times of the year when climatic conditions require the greatest use of such systems. Because of our geographic concentration in the Sunbelt, our sales of air conditioning products are substantially greater than of heating products. Likewise, our sales volume is highest in the summer months when air conditioning use is greatest. Accordingly, our revenues are higher in our second fiscal quarter ending August 31, and our revenues are lower in our fourth quarter ending the last day of February. Sales of refrigeration equipment, parts, and supplies which are generally to commercial customers, are subject to less seasonality.

New Construction Cyclicality

Unlike the replacement aftermarket, which is seasonal based on weather conditions, the unit sales volume of the new construction segment of the HVAC industry varies based on the economic factors that impact residential and commercial new construction. These factors are historically cyclical and include macroeconomic conditions such as interest rate environment, level of investment activity in real estate compared to alternative investment opportunities, consumer sentiment and availability of mortgage financing. Although we estimate that only about 30% of the Company’s sales are related to new construction, if there is a significant reduction in new construction activity for a period of time, the Company’s sales and income could be materially affected.

Competition

We operate in highly competitive environments. We compete with a number of independent distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price and quality. Competitive pressures or other factors could cause our products or services to lose market acceptance or result in significant price erosion, either of which would have a material adverse effect on profitability.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and its subsidiaries occupy office and warehouse space under operating leases with various terms ranging generally from five to ten years. Many of the leases contain extension options. At February 28, 2007 the Company operated 54 branch locations in 10 states and one distribution center and its corporate headquarters in Houston, Texas. Generally, a branch location will contain 15,000 to 30,000 square feet of showroom and warehouse space. Branch locations that include a subsidiary’s corporate office are sometimes larger. The Company owns its branch facilities in Pasadena, TX and Gainesville, FL, and a building and land that are leased to the company that purchased the Company’s filter manufacturing operations in 2004. All of the owned properties are subject to mortgage liens. For further details see Note 4 to the Company’s financial statements.

Item 3. Legal Proceedings.

We are subject to various legal proceedings arising in the ordinary course of business. We vigorously defend all matters in which the Company or its business units are named defendants and, for insurable losses, maintain insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, we do not believe the ultimate liability associated with any claims or litigation will have a material impact to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2007.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

On March 20, 2006, the Company’s common stock began trading on the American Stock Exchange® under the symbol “BRR”. Prior to that date, the stock was traded in the over-the-counter market under the symbols “ACRG”, “ACRG.OB” or “ACRG.BB”, depending on the source of the quote.

As of April 30, 2007, there were 393 holders of record of the Company’s common stock. This number does not include the beneficial owners of shares held in the name of a broker or nominee.

During fiscal 2007, 2006 and 2005 the Company issued 135,000, 50,000 and 1,084,000 shares, respectively, of unregistered restricted stock of which 386,582 shares were vested at February 28, 2007.

The Company has never declared or paid cash dividends on its common stock. The Company’s loan agreement with its senior lender expressly prohibits the payment of dividends by the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, and Note 4 of Notes to Consolidated Financial Statements.

The table below sets forth the high and low sales prices based upon actual transactions.

	High	Low

Fiscal Year 2007
1st quarter ended 5/31/06	$4.15	$3.45
2nd quarter ended 8/31/06	5.93	3.95
3rd quarter ended 11/30/06	6.47	4.80
4th quarter ended 2/28/07	5.97	4.60
Fiscal Year 2006:
1st quarter ended 5/31/05	$4.19	$2.67
2nd quarter ended 8/31/05	3.19	2.33
3rd quarter ended 11/30/05	2.95	2.22
4th quarter ended 2/28/06	3.74	2.78

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on the Company’s common stock relative to the cumulative total returns of the AMEX Composite index, the NASDAQ Non-Financial index and the DJ Wilshire Building Materials & Fixtures index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company's common stock and in each of the indexes on 2/28/2002 and its relative performance is tracked through 2/28/2007. We have chosen the DJ Wilshire Building Materials & Fixtures index to replace the NASDAQ Non-Financial index as the comparative line-of-business index because we believe it more accurately represents the Company’s industry.

	2/02	2/03	2/04	2/05	2/06	2/07

ACR Group, Inc.	100.00	82.39	315.22	810.87	760.87	1002.80
AMEX Composite	100.00	85.22	126.83	142.87	161.06	172.91
NASDAQ Non-Financial	100.00	76.85	114.32	115.69	127.13	133.89
DJ Wilshire Building Materials & Fixtures	100.00	77.68	131.32	167.56	198.35	221.31

	2/02	2/03	2/04	2/05	2/06	2/07

ACR Group, Inc.		-17.61%	282.59%	157.24%	-6.17%	31.80%
AMEX Composite		-14.78%	48.82%	12.65%	12.73%	7.35%
NASDAQ Non-Financial		-23.15%	48.75%	1.20%	9.89%	5.31%
DJ Wilshire Building Materials & Fixtures		-22.32%	69.04%	27.60%	18.37%	11.58%

Item 6. Selected Financial Data.

The following selected financial data of the Company have been derived from the audited consolidated financial statements. This summary should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Report. Since February 28, 2003, the increase in sales has resulted principally from internal expansion. The Company has never paid any dividends.

The Company’s income tax provision in fiscal year 2003 was reduced primarily by the benefit of a previously unrecognized net operating loss carryforward.

The cumulative effect of accounting change in fiscal 2003 was attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Selected Financial Data
(in thousands, except per share data)

	Year Ended February 28 or 29,
	2007	2006	2005	2004	2003
Income Statement Data:
Sales	$239,643	$204,312	$199,553	$174,353	$161,822
Gross profit	61,036	48,331	46,645	38,558	35,673
Operating income	10,994	5,134	7,330	4,452	2,690
Income before income taxes	9,286	4,558	6,799	3,759	1,277
Provision for income taxes	(3,544)	(1,804)	(2,588)	(1,364)	(277)
Cumulative effect of accounting change	—	—	—	—	(483)

Net income	$5,742	$2,754	$4,211	$2,395	$517

Earnings (loss) per common share:
Basic:
Before cumulative effect of accounting change	$.51	$.25	$.39	$.22	$.09
Cumulative effect of accounting change	—	—	—	—	(.04)
	$.51	$.25	$.39	$.22	$.05
Diluted:
Before cumulative effect of accounting change	$.49	$.24	$.38	$.22	$.09
Cumulative effect of accounting change	—	—	—	—	(.04)
	$.49	$.24	$.38	$.22	$.05

	As of February 28 or 29,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$41,692	$34,489	$35,375	$25,881	$22,605
Total assets	83,160	76,036	67,704	58,727	52,728
Long-term obligations	26,314	24,872	27,881	23,258	22,855
Shareholders’ equity	27,286	21,146	17,704	13,058	10,663

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table presents information derived from the consolidated statements of income expressed as a percentage of revenues for the years ended February 28, 2007, 2006 and 2005.

	Fiscal Year Ended
	February 28,
	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of sales	74.5	76.3	76.6
Gross profit	25.5	23.7	23.4
Selling, general and administrative expenses	20.9	21.1	19.7
Operating income	4.6	2.6	3.7
Interest expense	1.0	0.7	0.5
Interest derivative loss (gain)	-	(0.1)	0.1
Other non-operating income	(0.3)	(0.3)	(0.3)
Income before income taxes	3.9	2.3	3.4
Income taxes	1.5	0.9	1.3
Net Income	2.4	1.4	2.1

Disclosures below that refer to “same-store” comparisons exclude branch operations that were opened or closed after the beginning of fiscal 2006. We opened five branches in fiscal 2007 and two branches after the beginning of fiscal 2006. In addition, we acquired two branch operations effective as of the beginning of fiscal 2006. There were no branches closed in either fiscal year.

Comparison of Fiscal Year Ended February 28, 2007 to Fiscal Year Ended February 28, 2006

Net income increased 109% in fiscal 2007 compared to fiscal 2006, as operating results improved at each of our five business units. The largest gains in operating income occurred at our business units in the southeastern U.S., as our business unit based in Florida continued a string of consecutive years in which its profitability has grown significantly. Our business unit based in Georgia recovered from fiscal 2006, when it had an operating loss that resulted largely from transitioning the primary line of HVAC equipment that it sells.

We generally expect that new branch operations may be unprofitable for the first 12 to 18 months of operations although, historically, some new branch operations have become profitable in less than 12 months, and in other cases, branches have incurred losses for longer than 18 months from inception. Aggregate operating losses of branches opened or acquired in fiscal 2007 and 2006 were $430,000 and $190,000, respectively, thereby reducing earnings per share in fiscal 2007 by $0.02 and in fiscal 2006 by $0.01.

Consolidated sales increased 17% in fiscal 2007 compared to fiscal 2006, and same-store sales increased 13% from fiscal 2006 to 2007. The increase in same-store sales resulted from strong demand for our products, especially during the first two quarters of fiscal 2007, a transition to higher efficiency air conditioning equipment that sells for higher prices, and increases in the costs of commodity-based products such as copper and steel that resulted in higher unit sale prices. All of the increase in sales from fiscal 2006 to fiscal 2007 was organic; the Company made no acquisitions in fiscal 2007.

Our gross margin on sales increased to 25.5% in fiscal 2007 from 23.7% in fiscal 2006. All of the increase was attributable to point-of-sale pricing. Higher selling margins in fiscal 2007 reflected our ability to sell higher efficiency HVAC equipment, which was mandated by the federal government, at higher margins in fiscal 2007 than we obtained on less efficient equipment in fiscal 2006. In addition, we were able to command higher margins in fiscal 2007 on our remaining inventory of lower efficiency equipment because of the finite supply that resulted after production of such products was phased out late in fiscal 2006.

Selling, general and administrative (“SG&A”) expenses expressed as a percentage of sales declined to 20.9% in fiscal 2007 from 21.1% in fiscal 2006. Same-store SG&A expenses increased 11% in fiscal 2007 compared to fiscal 2006, principally because of variable expenses associated with higher levels of sales, gross profit and operating income in fiscal 2007. Excluding commissions and other incentive compensation, same-store SG&A expenses increased 5% from fiscal 2006 to 2007. Total payroll costs were 58% and 57% of SG&A expenses in fiscal 2007 and 2006, respectively. Variable compensation increased from 12% of SG&A expenses in fiscal 2006 to 15% of SG&A expenses in fiscal 2007.

Interest expense increased 65% in fiscal 2007, compared to fiscal 2006, reflecting both higher average interest rates on our variable rate debt and a higher average level of outstanding borrowings in fiscal 2007. Average outstanding funded debt was $35.0 million in fiscal 2007, compared to $27.2 million in fiscal 2006, as we used our line of credit to support working capital requirements associated with the higher volume of sales in fiscal 2007 and our investment in new branch operations. As a percentage of sales, interest expense was 1.0% in fiscal 2007 and 0.7% in fiscal 2006.

Until October 2006, our interest rate swap agreements did not qualify for hedge accounting and were accounted for as investments. So long as the swap agreements were accounted for as investments, changes in the market value of the agreements were reflected as interest derivative gain or loss in our statements of income. In fiscal 2007 and 2006, the swap agreements generated gains of $84,000 and $247,000, respectively, based on both monthly payments received for the difference between the fixed rate stated in the swap agreements and the market rate and changes in the market value of the instruments. Other non-operating income, which consists principally of finance charges collected from customers, declined 1% in fiscal 2007 from fiscal 2006.

The Company’s effective tax rate was 38.2% in fiscal 2007, compared to 39.6% in fiscal 2006. The effective tax rate declined primarily due to lower state income taxes resulting from a shift of earnings to lower tax states compared to fiscal 2006.

Comparison of Fiscal Year Ended February 28, 2006 to Fiscal Year Ended February 28, 2005

Net income declined to $2,754,000 in fiscal 2006 from $4,211,000 in fiscal 2005, a decline of 35%. The decline in net income from fiscal 2005 to fiscal 2006 was a result of a reduction in sales at the Company’s business units based in Georgia and in Colorado from termination of the rights to distribute the Goodman brand of HVAC equipment in February 2005. Although these business units secured distribution rights for other brands of comparable equipment, there were initial delays in obtaining an appropriate quantity and mix of inventory at each affected branch location. Subsequently, these business units experienced difficulty through the remainder of the fiscal year converting a significant percentage of their customers to the new equipment brands. In fiscal 2005, Goodman equipment had represented approximately 60% and 20% of sales by the Georgia and Colorado-based business units, respectively. Operating income at these two business units declined by $4.2 million in fiscal 2006 compared to fiscal 2005. The combined operating income at the Company’s other branch operations that were not affected by the Goodman brand transition increased $2.1 million, or 28%, in fiscal 2006 over fiscal 2005, with the Florida-based business unit delivering strong growth in both sales and income.

Same-store sales decreased 3% in fiscal 2006 compared to fiscal 2005. The fiscal 2006 comparison was significantly affected by the decline in sales of Goodman brand equipment described above. At the branch operations that did not sell Goodman brand equipment, same-store sales increased 17% in fiscal 2006 over fiscal 2005. Sales growth in fiscal 2006 was strong throughout the year in both Florida and Nevada, buoyed by robust regional economies and new housing starts. In Texas, favorable economic and weather conditions boosted sales during the last two quarters of fiscal 2006. An acquisition in Florida also added $3.2 million to sales in fiscal 2006.

The Company’s gross margin percentage was 23.7% in fiscal 2006, compared to 23.4% in fiscal 2005. The increase in gross margin percentage from fiscal 2005 to fiscal 2006 resulted entirely from greater purchase volume rebates and payment discounts, rather than point-of-sale pricing.

Consolidated selling, general and administrative (“SG&A”) expenses increased 10% in fiscal 2006 from fiscal 2005. Expressed as a percentage of sales, SG&A expenses were 21.1% in fiscal 2006, compared to 19.7% in fiscal 2005. Same-store SG&A expenses increased 4% in fiscal 2006 from 2005. At the business units that suffered sales declines in fiscal 2006 from the equipment brand transition, management did not undertake corresponding cost reduction measures, which would have required forced staff reductions, but allowed attrition to reduce SG&A expenses below prior year levels. Total payroll costs were 57% and 58% of SG&A expenses in fiscal 2006 and 2005, respectively. Variable compensation decreased from 14% of SG&A expenses in fiscal 2005 to 12% of SG&A expenses in fiscal 2006, as a result of lower operating income in fiscal 2006.

Interest expense increased 41% in fiscal 2006 due principally to short-term interest rates that rose continuously during the year. Average funded indebtedness increased 8% over fiscal 2005, as the Company used its revolving credit line for working capital both to access favorable payment terms with suppliers and to finance customer receivables and inventories associated with new branch operations. In fiscal 2006 and 2005, interest expense was 0.7% and 0.5% of sales, respectively. As described above, the Company’s interest rate swap agreements were accounted for as investments in fiscal 2006 and 2005. Such agreements generated a gain of $247,000 in fiscal 2006 and a loss of $50,000 in fiscal 2005, based on monthly payments made or received for the difference between the fixed rate and the market rate and changes in the market value of the derivatives. Such gains and losses are principally a function of changes in the expected yield on long-term debt instruments. Other non-operating income, which consists principally of finance charges collected from customers, increased 15% from fiscal 2005 to 2006.

An increase in the Company’s effective tax rate from 38.1% in fiscal 2005 to 39.6% in fiscal 2006 occurred primarily due to higher state income taxes in 2006.

Liquidity and Capital Resources

The Company used $0.3 million of cash in operations in fiscal 2007 compared to generating $3.7 million cash flow from operations in fiscal 2006. The positive cash flow generated in fiscal 2006 resulted principally from extended payment terms that the Company negotiated with its largest supplier for inventory shipments in the fourth quarter of the fiscal year. In March 2006, the Company paid $3.6 million to the supplier pursuant to the extended payment terms. Accounts receivable represented 46 days of gross sales at the end of fiscal 2007, compared to 45 days at the end of fiscal 2006. Inventories increased $5.3 million from February 28, 2006 to February 28, 2007, of which $3.7 million was at branch operations that we opened in fiscal 2007.

The Company made capital expenditures of $1.8 million in fiscal 2007, compared to $1.5 million in fiscal 2006. A majority of the assets acquired by the Company in both fiscal years were for leasehold improvements at new and relocated branch operations and for warehouse equipment.

Net cash provided by financing activities was $1.2 million in fiscal 2007, compared to net cash used in financing activities of $3.2 million in fiscal 2006. The Company utilizes a cash management system that applies cash generated from operations, as discussed above, to reduce indebtedness under its revolving credit line. The additional funds borrowed in fiscal 2007 were for new branch openings.

As of February 28, 2007, the Company has a credit arrangement (“Agreement”) with a commercial bank, which includes both a $45 million revolving line of credit and a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit line is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At February 28, 2007, the Company’s available credit under the revolver was $11.2 million. The Agreement terminates in August 2008.

As of February 28, 2007, the Company had outstanding borrowings of $24,361,000 on the revolving line of credit and $624,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $926,000 against the line of credit. Borrowings under the capital expenditure facility are repaid in equal monthly principal installments of $6,593 plus interest.

Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of February 28, 2007, the applicable interest rate on both facilities was the prime rate, or LIBOR plus 1.375%, and the Company had elected the LIBOR option (5.375%) at February 28, 2007 for substantially all amounts outstanding under the facilities. A commitment fee of 0.25% is paid on the unused portion of the revolving credit line.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an Event of Default under the Agreement. Certain other specified events and any Material Adverse Change, as determined by the bank, also constitute an Event of Default. The existence of an Event of Default gives the bank a right to accelerate all outstanding indebtedness under the Agreement. As of February 28, 2007, the Company was in compliance with all of the required financial and non-financial covenants.

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

We expect that cash flows from operations and the borrowing availability under our revolving credit facility will provide sufficient liquidity to meet the Company’s normal operating requirements, debt service and expected capital expenditures. Subject to limitations set forth in the Agreement, funds available under the revolving credit facility may be utilized to finance acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s future contractual obligations and potential commercial commitments as of February 28, 2007 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit facility	$24,361	―	$24,361	―	―
Long-term debt	1,345	131	627	74	513
Capital lease obligations	572	160	303	109	―
Operating leases	30,836	7,806	12,771	7,060	3,199
Estimated interest payments	4,173	2,488	1,343	145	197
Total Contractual Obligations (including interest)	$61,287	$10,585	$39,405	$7,388	$3,909

		Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less Than 1 Year
Consigned inventory	$6,278	$6,278
Standby letter of credit	926	926
Total Other Commercial Commitments	$7,204	$7,204

As described above under Liquidity and Capital Resources, most of the Company’s indebtedness bears interest at variable rates. In addition, borrowings outstanding under the revolving credit line fluctuate. The estimated interest payments reflected in the table above are based on both the amount outstanding under the revolving credit facility and the variable interest rate in effect as of February 28, 2007.

In October 2006 the Company entered into two interest rate swap agreements totaling $20 million whereby the Company has agreed to exchange, at monthly intervals, the difference between the fixed rates of 5.04% and 5.07% and LIBOR, amounts as calculated by reference to a notional principal amount of $10 million on each interest rate swap agreement. The interest rate swaps mature in November 2009 and 2011 respectively.

At inception, the derivatives qualify for hedge accounting. The fair value of the derivatives represented a liability of $142,963 at February 28, 2007. The derivatives were effective as hedges at February 28, 2007. The liability to record the hedges at fair value will only be realized if the Company terminates the derivative contracts prior to maturity.

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

Consigned inventory is held at a majority of the Company’s branch locations in Texas, California and Georgia. Under terms of the consignment program, the Company pays for such inventory in the month after it is sold. The supplier of the consigned inventory, Haier USA, retains title and legal control over the inventory until it is purchased by the Company.

The Company customarily issues purchase orders to suppliers for inventory based on current requirements. Such purchase orders are usually fulfilled by suppliers, and accepted by the Company, in less than sixty days. Most of such orders do not represent contractual obligations and may be amended or canceled prior to fulfillment.

A standby letter of credit is used as collateral under a self-insurance program for workers’ compensation, general liability and vehicles. The letter of credit is not expected to result in any material loss or obligation, as insurance claims under the program are paid in the ordinary course of business.

The Company has no off-balance sheet arrangements. The Company has not entered into any transactions with unconsolidated entities such as special-purpose entities that would be established for the purpose of facilitating off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are effective for the Company beginning March 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements but the Company believes the impact, if any, will not be material to the consolidated financial statement.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”

This interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, it requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006; thus, the Company’s effective date is March 1, 2007. The Company has not evaluated the potential impact to the consolidated financial statements, but believes the impact if any, is not expected to be material to the consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect reported amounts and related disclosures. Actual results, once known, may vary from these estimates. We base our estimates on historical experience, current trends and other factors that are believed to be reasonable under the circumstances. We believe that the following accounting policies require a higher degree of judgment in making its estimates and, therefore, are critical accounting policies.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. We believe that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Two customers represented 6% and 2% of consolidated fiscal 2007 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. Although we believe that our allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require us to record additional allowances.

Inventories

Inventories consist of HVAC equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At February 28, 2007, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

The Company holds a substantial amount of HVAC equipment inventory at several branches on consignment from a supplier. The terms of this arrangement provide that the inventory is held for sale in bonded warehouses at the branch premises, with payment due only when products are sold. The supplier retains legal title to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises.

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

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired in connection with business acquisitions. The assessment of recoverability of goodwill requires management to project future operating results and other variables to estimate the fair value of the enterprise. Future operating results can be affected by changes in market or industry conditions.

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

Interest Rate Derivative Instruments

The Company has interest rate derivatives that qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of these derivative instruments is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded net of deferred tax benefit in other comprehensive loss. Payments received or paid by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative and the market interest rate are recorded as adjustments to interest expense.

Safe Harbor Statement

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially. The Company’s expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis, but there can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under applicable securities laws. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company’s expansion program, unusual weather conditions, the effects of competitive pricing and general economic conditions that affect the level of construction activity.

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

At February 28, 2007 the Company had $25.0 million outstanding under its bank credit facility, of which $5.0 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $50,000, and no change per basic share, on an annual basis. The Company has two interest rate derivative instruments of $10 million each for a total notional amount of $20 million that expire in November 2009 and 2011, respectively. The instruments fix LIBOR at 5.04% and 5.07% respectively, on the notional amounts.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF ACR GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
ACR Group, Inc.

We have audited the accompanying consolidated balance sheets of ACR Group, Inc. and subsidiaries as of February 28, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACR Group, Inc. and subsidiaries at February 28, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, effective March 1, 2006, the Company adopted the provisions of FAS 123(R) “Share-based Payments”.

Also, in our opinion, the schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended February 28, 2007, 2006 and 2005.

BDO Seidman, LLP

Houston, Texas
May 25, 2007

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	February 28,
Current assets:	2007	2006
Cash	$1,135	$1,275
Accounts receivable, net	23,330	22,380
Inventories, net	43,516	38,264
Prepaid expenses and other current assets	1,619	1,250
Deferred income taxes	1,652	1,338

Total current assets	71,252	64,507

Property and equipment, net	5,647	4,844
Goodwill	5,408	5,408
Interest derivative asset	―	298
Other assets	853	979

Total assets	$83,160	$76,036
The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 28,
	2007	2006

Current liabilities:
Current maturities of long-term debt	$131	$128
Current maturities of capital lease obligations	160	145
Accounts payable	23,106	25,002
Accrued expenses and other current liabilities	5,931	4,597
Income tax payable	232	146
Total current liabilities	29,560	30,018

Borrowings under revolving credit agreement	24,361	22,940
Long-term notes, net of current maturities	1,214	1,344
Long-term capital lease obligations, net of current maturities	412	248
Interest derivative liability	143	―
Deferred income taxes	184	340
Total long-term liabilities	26,314	24,872

Commitments and contingencies (Notes 5 and 10)

Shareholders’ equity:
Preferred stock, $.01 par, authorized 2,000,000 shares, none outstanding	―	―
Common stock, $.01 par, authorized 25,000,000 shares, 12,113,078 and 12,000,294 issued and outstanding at February 28, 2007 and 2006, respectively	121	120
Paid-in capital	43,286	44,413
Accumulated other comprehensive loss, net of tax	(88)	―
Unearned restricted stock compensation	―	(1,612)
Accumulated deficit	(16,033)	(21,775)

Total shareholders’ equity	27,286	21,146

Total liabilities and shareholders’ equity	$83,160	$76,036
The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended February 28,
	2007	2006	2005
Sales	$239,643	$204,312	$199,553
Cost of sales	178,607	155,981	152,908
Gross profit	61,036	48,331	46,645
Selling, general and administrative expenses	50,042	43,197	39,315
Operating income	10,994	5,134	7,330
Interest expense	2,451	1,489	1,060
Interest derivative (gain) loss	(84)	(247)	50
Other non-operating income	(659)	(666)	(579)

Income before income taxes	9,286	4,558	6,799
Provision (benefit) for income taxes:
Current	3,960	1,577	2,709
Deferred	(416)	227	(121)

Net income	$5,742	$2,754	$4,211

Earnings per common share:
Basic	$.51	$.25	$.39
Diluted	$.49	$.24	$.38
 The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	No. of Shares Outstanding	Par Value	Paid-in Capital	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance, February 29, 2004	10,681,294	$107	$41,691	$—	$—	$(28,740)	$13,058
Issuances of shares of restricted common stock	1,084,000	11	2,261	(2,272)	—	—	—
Stock issuances from exercise of stock options	39,000	—	46	—	—	—	46
Amortization of unearned restricted stock compensation	—	—	—	389	—	—	389
Net income	—	—	—	—	—	4,211	4,211
					—
Balance, February 28, 2005	11,804,294	118	43,998	(1,883)	—	(24,529)	17,704
Issuances of shares of restricted common stock	50,000	1	136	(137)	—	—	—
Stock issuances from exercise of stock options	146,000	1	171	—	—	—	172
Amortization of unearned restricted stock compensation	—	—	—	408	—	—	408
Tax benefit from restricted stock compensation	—	—	108	—	—	—	108
Net income	—	—	—	—	—	2,754	2,754
					—
Balance, February 28, 2006	12,000,294	120	44,413	(1,612)	—	(21,775)	21,146
Effect of adoption of SFAS 123(R)	—	—	(1,612)	1,612	—	—	—
Issuances (net) of shares of restricted common stock	89,284	1	(165)	—	—	—	(164)
Stock issuances from exercise of stock options	23,500	—	35	—	—	—	35
Restricted stock compensation	—	—	512	—	—	—	512
Tax benefit from restricted stock compensation	—	—	103	—	—	—	103
Comprehensive Income:
Net Income	—	—	—	—	—	5,742	5,742
Other comprehensive loss, change in fair market value of interest derivative, net of tax	—	—	—	—	(88)	—	(88)
Comprehensive Income:							5,654
Balance, February 28, 2007	12,113,078	$121	$43,286	$—	$(88)	$(16,033)	$27,286
The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$5,742	$2,754	$4,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,008	889	914
Provision for doubtful accounts	799	735	557
Loss (gain) on sale of assets	(28)	(19)	30
Market value of interest derivative	(84)	(247)	50
Deferred income taxes	(416)	227	(121)
Amortization of unearned restricted stock compensation	512	408	389
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,748)	(2,196)	(3,205)
Inventories	(5,252)	(5,341)	(4,740)
Prepaid expenses and other assets	(220)	(882)	509
Accounts payable	(1,896)	6,728	(1,002)
Accrued expenses and other liabilities	1,258	574	874
Tax benefit from restricted stock compensation	-	108	-
Net cash (used in) provided by operating activities	(325)	3,738	(1,534)

Cash flows from investing activities:
Purchase of property and equipment	(1,452)	(1,180)	(817)
Business acquisition, net of cash acquired	—	(148)	―
Proceeds from disposition of assets	11	59	236
Receipts (payments) on derivative instrument	382	(120)	(445)

Net cash used in investing activities	(1,059)	(1,389)	(1,026)
Cash flows from financing activities:

Net borrowings (payments) on revolving credit facility	1,420	(3,060)	4,914
Proceeds from long-term debt	―	―	875
Payments on long-term debt	(316)	(321)	(1,192)
Proceeds from exercise of stock options	35	172	46
Tax benefit from restricted stock compensation	103	-	—

Net cash provided by (used in) financing activities	1,242	(3,209)	4,643

Net (decrease) increase in cash	(140)	(860)	2,083
Cash at beginning of year	1,275	2,135	52

Cash at end of year	$1,135	$1,275	$2,135

Schedule of non-cash investing and financing activities:
Purchases of property and equipment
For notes payable	$—	$—	$32
Under capital leases	367	277	87
Supplemental cash flow information:
Interest paid	2,451	1,489	1,060
Interest derivative payments (receipts)	(571)	(120)	445
Income taxes paid	3,710	1,951	2,225

The accompanying notes are an integral part of these consolidated financial statements.

ACR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1—Description of Business and Summary of Significant Accounting Policies

Description of Business

ACR Group, Inc.’s (which together with its subsidiaries is herein referred to as the “Company”, we, us or our) principal business is the wholesale distribution of heating, ventilating, air conditioning and refrigeration (“HVAC”) equipment, parts and supplies in the southern United States, including operations in: Arizona, California, Colorado, Florida, Georgia, Louisiana, Nevada, New Mexico, Tennessee and Texas. Approximately 34% of our revenues are from sales of HVAC equipment; the remaining 66% of our sales is from installation supplies and service parts. Substantially all of the Company’s sales are to contractor dealers and institutional end-users.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, allows the aggregation of an enterprise’s segments if they are similar. The Company operates in different geographic areas; however, we have reviewed the aggregation criteria and determined that the Company operates as one segment based on the high degree of similarity of the following aspects of our operations:

nature of products and services
customer markets served
methods used to acquire and distribute products
economic characteristics that influence the results of operations in different geographical areas

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

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (which superceded SAB No. 101, “Revenue Recognition in Financial Statements,” as amended). Revenue consists of sales of HVAC products. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. Revenue is recorded when shipment of products has occurred. Assessment of collection is based on a number of factors, including past transactions, credit-worthiness of customers, historical trends and other information. Substantially all customer returns relate to products that are returned under warranty obligations underwritten by manufacturers, effectively eliminating the risk of loss for customer returns.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. The two largest customers represented 6% and 2% of consolidated fiscal 2007 sales, respectively, and no other customer comprised as much as 1% of sales.

The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region. At February 28, 2007 and 2006, the allowance for doubtful accounts totaled $1,090 and $906 respectively. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

Inventories

Inventories consist of HVAC equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At February 28, 2007 and 2006, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business. Inventory reserve policies are reviewed periodically, reflecting current risks, trends and changes in industry conditions. A reserve for estimated inventory shrinkage is also maintained to consider inventory shortages determined from cycle counts and physical inventories. At February 28, 2007 and 2006, inventory reserves totaled $420 and $548, respectively.

The Company has an arrangement with an HVAC equipment manufacturer and a bonded warehouse agent whereby HVAC equipment is held for sale in bonded warehouses located at the premises of certain of the Company’s operations, with payment due only when products are sold. The supplier retains legal title with respect to the consigned inventory. The Company is responsible for damage to and loss of inventory that may occur at its premises. Such inventory is accounted for as consigned merchandise and is not recorded on the Company’s balance sheets. The cost of consigned inventory held in the bonded warehouses was $6,278 and $9,407 at February 28, 2007 and 2006, respectively.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of product purchased from the vendor. The Company records rebates when they are earned, (i.e., as specified purchase volume levels are reached or are reasonably assured of attainment). The Company’s accounting for rebates is in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 requires that the Company record rebates as a reduction of inventory until the related product is sold, at which time such rebates are reflected as a reduction of cost of sales in the consolidated statements of income. Throughout the year, the Company estimates the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. Quarterly revision of these estimates of earned vendor rebates is based on actual purchase levels.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives.

Buildings	20-40 years
Leasehold improvements	Lesser of useful life or lease term
Furniture and fixtures	5-7 years
Vehicles	3-6 years
Warehouse and office equipment	3-10 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors, There was no impairment charge recorded for the years ended February 28, 2007, 2006, and 2005.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” an annual impairment review is performed, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The Company’s reporting unit is at the enterprise or consolidated company level. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of goodwill (as defined under SFAS No. 142) within the reporting unit is less than its carrying value.

At February 28, 2007, the Company had goodwill of $5,408. During fiscal 2006, the Company recorded additional goodwill of $150 related to an acquisition. The Company completed its annual impairment test as of February 28, 2007. The impairment test was conducted at the enterprise level (the reporting unit) for the Company, and no impairment charge was necessary for the year ended February 28, 2007.

Interest Rate Derivative Instruments

At February 28, 2007, the Company’s interest rate derivative instruments qualify as hedges, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the derivative instruments is reflected on the Company’s balance sheets, and changes in the fair value of such derivatives are recorded in accumulated other comprehensive income (loss), net of income tax, if the derivative is effective as a hedge. Ineffective portions of changes in fair value of interest rate derivative instrument are recognized in earnings. Payments made or received by the Company during the term of the derivative contract as a result of differences between the fixed interest rate of the derivative instruments and the market interest rate are offset against interest expense in the Company’s statement of income. At February 28, 2007, the Company’s derivative interest rate instruments were effective as hedges.

At February 28, 2007, the Company had two $10 million notional value derivative instruments maturing in 2009 and 2011, at fixed rates of 5.04% and 5.07%, respectively both of which are less then the current market rate. At February 28, 2006 we had a $15 million notional value derivative instrument at a fixed rate of 4.38%, which was terminated prio rto the scheduled maturity. At February 28, 2007 the Company recorded $143 in interest derivative liability, and at February 28, 2006 recorded $298 as an interest derivative asset to report the instruments at fair value. For the year ended February 28, 2007 the Company recorded in accumulated other comprehensive loss a decline in fair value of $88, net of tax. For the years ended February 28, 2006 and 2005, the Company recorded an unrealized gain (loss) of $247 and $(50), respectively, from changes in the fair value of interest rate derivative instruments and payments made or received as a result of differences between the fixed interest rate of the derivative instruments and the market interest rate during such periods.

Comprehensive Income

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

If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required that could materially impact the consolidated results of operations. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. In February 2005, the Company began to self-insure its general liability, workers’ compensation, and vehicle liability exposures. At February 28, 2007 and 2006, $1,163 and $702 of reserves were established related to all such insurance programs.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company uses the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As income tax returns are generally not filed until well after the fiscal year financial statements are completed, the amounts recorded at fiscal year-end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states where the Company and its subsidiaries are required to file, the potential utilization of operating loss carryforwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.

Stock-Based Compensation

Prior to March 1, 2006, the Company accounted for share-based compensation for stock options under the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Accordingly, no compensation cost was recognized for the options granted under the Company’s stock option plan prior to March 1, 2006. Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Using the fair value method and a Black-Scholes option pricing model, compensation cost recognized in the fiscal year ended February 28, 2007 included compensation costs for all stock option-based payments granted prior to, but not yet exercised, as of March 1, 2006. As prescribed by the modified prospective transition method in SFAS No. 123R, results for prior periods have not been restated.

The Company accounts for share-based compensation for restricted stock based on the market value at the grant date and records current expense based upon a straight-line amortization over the vesting period.

As a result of adopting SFAS No. 123R, stock-based compensation expense for stock options in the fiscal year ended February 28, 2007 was $3 net of tax. The Company had no outstanding stock options after the quarter ended May 31, 2006.

Had compensation expense for stock options been determined consistent with SFAS 123, prior to March 1, 2006 the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Year Ended February 28,
	2006	2005

Net income applicable to common shareholders as reported	$2,754	$4,211
Total stock-based employee compensation gain (expense) under fair value method for all awards, net of tax	19	(58)
Pro forma income applicable to common shareholders	$2,773	$4,153
Earnings per share:
Basic:
As reported	$.25	$.39
Pro forma	.25	.39
Diluted:
As reported	$.24	$.38
Pro forma	.24	.38

No options were granted during fiscal 2007, 2006 and 2005.

Supplier/Sources of Supply

The Company has one primary supplier of HVAC equipment and repair parts. Purchases from this supplier comprised 33% of total purchases in fiscal 2007 and 25% in fiscal 2006. Prior to fiscal 2006, the Company purchased a majority of its equipment and repair parts from two primary suppliers. Purchases from such suppliers comprised 43% of all purchases made in fiscal 2005. The Company has not encountered any significant difficulty to date in obtaining equipment and repair parts to support its operations at current or expected near-term future levels. Any significant interruption by such a manufacturer, or a termination of a distributor agreement, could temporarily disrupt the operations of certain subsidiaries. The Company believes that its relationships with suppliers of complementary equipment products are a mitigating factor against this risk.

Reclassifications

Certain reclassifications were made to the prior years’ financial statements to conform with current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are effective for the Company beginning March 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, it requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective for annual periods after December 15, 2006, which for the Company its fiscal year beginning March 1, 2007. The Company has not evaluated the potential impact to the consolidated financial statements, but believes its impact if any, will not be material to the consolidated financial statements.

2—Property and Equipment

Net property and equipment consisted of the following at the end of February:

	2007	2006
Land	$311	$311
Building and leasehold improvements	5,071	4,519
Furniture and fixtures	432	356
Vehicles	922	926
Warehouse and office equipment	6,450	5,575
	13,186	11,687
Less: accumulated depreciation and amortization	(7,539)	(6,843)
Net property and equipment	$5,647	$4,844

Capitalized lease assets of $925 and $806, together with accumulated amortization of $208 and $303, are included in net property and equipment as of February 28, 2007 and 2006.

3—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the end of February:

	2007	2006
Bonuses and commissions	$2,321	$1,433
Vacation	558	499
Taxes, other than income taxes	966	893
Self-insurance reserves	1,163	702
Professional fees	101	97
Customer deposit	101	488
Deferred rent	234	171
Other	487	314
	$5,931	$4,597

4—Debt

Debt is summarized as follows at the end of February:

	2007	2006
Borrowings under revolving credit agreement	$24,361	$22,940
Other long-term debt:
Capital expenditure facility	624	704
Note payable to sellers of real property	683	710
Other	38	58
Total other long-term debt	1,345	1,472
	25,706	24,412
Less current maturities	(131)	(128)
Long-term debt, less current maturities	$25,575	$24,284

In fiscal 2007, the Company amended its credit arrangement (“Agreement”) with a commercial bank to expand its revolving credit facility from $35 million to $45 million and to extend the maturity date of the agreement by one year to August 31, 2008. All other material terms of the credit arrangement were unchanged. Under the arrangement, the Company also has a $5 million credit line that may be used for capital expenditures or to purchase real estate. The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year. At February 28, 2007, the Company’s available credit under the revolving credit line was $11.2 million.

As of February 28, 2007, the Company had outstanding borrowings of $24,361 on the revolving line of credit and $624 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $926 against the line of credit. Borrowings under the capital expenditure facility are repaid in equal monthly principal installments of $7, plus interest. Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance. As of February 28, 2007, the applicable interest rate on both facilities was either the prime rate or LIBOR plus 1.375%, and the Company had elected the LIBOR option (5.375% at February 28, 2007) for all amounts outstanding under the facilities. A commitment fee of 0.25% is paid on the unused portion of the revolving credit line. The line of credit is secured by the Company’s accounts receivable and inventory.

The Agreement contains customary loan covenants with respect to the Company’s net worth, fixed charge coverage, leverage ratio, and ratio of funded debt to earnings before interest, income tax, depreciation, amortization and non-cash compensation expense. The Agreement also contains various affirmative and negative covenants unrelated to the Company’s financial performance, including a prohibition on payment of dividends. Failure to comply with any financial or non-financial covenant, if not promptly cured, constitutes an event of default under the Agreement. Certain other specified events and any material adverse change, as determined by the bank, also constitute an event of default. The existence of an event of default gives the bank a right to accelerate all outstanding indebtedness under the Agreement. As of February 28, 2007, the Company was in compliance with all of the required financial and non-financial covenants.

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

In 2000, the Company purchased real estate in Gainesville, Florida that is occupied as a branch operation for approximately $957. Of the purchase price, the sellers financed $825 for a term of 25 years at an interest rate of 8.25% per annum. The note is secured by a deed of trust on the real estate and all improvements. As of February 28, 2007 and 2006, the note payable balance was $683 and $710, respectively.

Based upon the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

Future maturities of debt are as follows:

Year:	2008	2009	2010	2011	2012	Thereafter
	$131	$24,952	$36	$37	$37	$513

5—Lease Commitments

The Company leases warehouse equipment, office equipment and vehicles under capital leases. As of February 28, 2007 future minimum lease payments under capital leases are as follows:

Year ended February 28,	Capital lease payments
2008	$190
2009	180
2010	164
2011	125
2012	34

Total minimum lease payments	693
Less amounts representing interest	(121)

Present value of future minimum lease payments	572
Less current maturities of capital lease obligations	(160)

Long-term obligations under capital leases	$412

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

Future minimum lease payments under such leases are as follows:

Year:	2008	2009	2010	2011	2012	Thereafter
Lease Payments	$6,729	$5,819	$5,228	$3,905	$2,445	$3,106

Rental expenses were $7,931, $6,531 and $5,149 in 2007, 2006 and 2005, respectively.

6—Income Taxes

Federal and state income tax provisions (benefits) are as follows:

	Year Ended February 28,
	2007	2006	2005
Federal
Current	$3,440	$1,285	$2,476
Deferred	(418)	198	(104)
State
Current	520	292	233
Deferred	2	29	(17)
	$3,544	$1,804	$2,588

The difference between the income tax provision (benefits) computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

	Year Ended February 28,
	2007	2006	2005
U.S. tax at statutory rate	$3,157	$1,550	$2,312
State income tax, net of federal benefit	309	212	258
Increase (reduction) in tax expense
Resulting from:
Change in valuation allowance	—	—	(115)
Nondeductible expenses	82	92	78
Other provision adjustments	(4)	(50)	55
Income tax provision	$3,544	$1,804	$2,588

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

Significant components of our net deferred tax assets, net of deferred tax liabilities, at February 28 were as follows:

	2007	2006
Current deferred tax assets:
Section 263A capitalization	$802	$701
Allowance for doubtful accounts	467	226
Accrued vacation	218	196
Inventory reserves	165	215
Total current deferred tax assets	$1,652	$1,338

Long-term deferred tax assets (liabilities):
Fixed asset depreciation	$289	$219
Interest rate derivative	55	(101)
Restricted stock expense	175	139
State NOL carryforwards	77	79
Goodwill and other amortization	(780)	(676)
Total net long-term deferred tax liabilities	(184)	(340)
Net deferred tax assets	$1,468	$998

The state net operating loss carryovers included in long-term deferred tax asset, begin to expire in 2010.

7- Stock Based Compensation

Restricted Stock Awards

Effective March 1, 2004, the Chief Financial Officer and the General Counsel of the Company entered into employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment for six years. Under the agreements, the restricted stock vests annually pro-rata over such period. Compensation expense recognized under the agreements was $358 in each of fiscal years 2007, 2006 and 2005.

Effective March 1, 2004, two of the outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Additionally, effective August 18, 2005, another outside director of the Company received 25,000 shares, subject to continuation of service as a director for four years. Such shares vest annually pro-rata over such periods. For fiscal years ended February 28, 2007, 2006 and 2005 the Company recognized $47, $39 and $30, respectively, as compensation expense related to the director’s restricted stock grants.

Effective June 1, 2005, the Company issued 25,000 shares of restricted stock to a non-officer, subject to continuation of employment for five years. Additionally, effective April 15, 2006, the Company issued 135,000 shares to non-officer employees, subject to continuation of employment for five years. Such shares vest annually pro-rata over such periods. For fiscal year ended February 28, 2007 and 2006 the Company recognized $107 and $11, respectively, as compensation expense related to such restricted stock grants.

In fiscal 2007, the Company acquired shares of the Company’s stock in connection with employee restricted stock grants, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes at the date of vesting. For the fiscal year ended February 28, 2007, 45,716 shares were acquired at a cost of $163. No shares were acquired in the fiscal years ended February 28, 2006 and 2005. The Company subsequently retired such shares acquired.

Stock Options

The Company had a stock option plan for key employees and directors of the Company and its subsidiaries. The plan provided for the granting of up to 500,000 non-qualified and/or incentive stock options. The options expired after five years and could be extended for a period of up to five years. There were 23,500 options exercised in March 2006. All of the remaining unexercised options expired in the same month. The stock option plan expired in the quarter ending August 31, 2006 and the Company has elected to discontinue using stock options as a form of compensation.

A summary of the Company’s stock option activity and related information follows:

	Year Ended February 28,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding—
Beginning of year	52,000	$1.50	225,500	$1.26	272,500	$1.25
Granted	—	—	—	—	—	—
Exercised	(23,500)	1.50	(146,000)	1.18	(39,000)	1.18
Forfeited	(28,500)	1.25	(27,500)	1.25	(8,000)	1.26

Outstanding—
End of year	—	—	52,000	1.50	225,500	1.26
Exercisable—
End of year	—	—	52,000	1.50	225,500	1.26

8—Profit Sharing Plan

The Company has a qualified profit sharing plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan is open to all eligible employees. The Company matches 50% of the participant’s contributions, not to exceed 3% of each participant’s compensation. Company contributions to the Plan were $377, $314 and $289 for fiscal 2007, 2006 and 2005 respectively.

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

The following summarizes the common shares used to calculate earnings per share of common stock, including the potentially dilutive impact of stock options and restricted shares, using the treasury stock method:

	Year ended February 28,
	2007	2006	2005
Denominator for basic earnings per share-weighted average shares	11,225,526	11,006,175	10,696,398
Effect of dilutive securities:
Employee stock options	-	26,920	101,190
Restricted stock grants	399,542	327,188	230,460

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	11,625,068	11,360,283	11,028,048

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

11—Summarized Quarterly Data (Unaudited)

The following is a summary of the unaudited results of operations for each quarter in fiscal years 2007 and 2006:

	Quarter
	First	Second	Third	Fourth
Fiscal year ended February 28, 2007
Sales	$61,924	$76,143	$56,014	$45,562
Gross profit	15,255	19,915	14,229	11,637
Net income (loss)	1,684	3,365	919	(226)

Basic	$.15	$.30	$.08	$(.02)

Diluted	$.15	$.29	$.08	$(.02)

Fiscal year ended February 28, 2006
Sales	$47,538	$61,140	$50,013	$45,621
Gross profit	11,115	14,351	11,805	11,060
Net income	160	1,856	654	84

Basic	$.01	$.17	$.06	$.01

Diluted	$.01	$.17	$.06	$.01

Quarterly earnings per common share amounts may not add up to the fiscal year amounts due to rounding.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company performed an evaluation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of February 28, 2007. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

No changes were made to the Company’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because the Company will file definitive proxy material pursuant to Regulation 14A not more than 120 days after February 28, 2007, including the information required by Items 10 through 14, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements included in Item 8.

See Index to Financial Statements of ACR Group, Inc. set forth in Item 8, Financial Statements and Supplementary Data.

(a)(2) Index to Financial Statement Schedules included in Item 15.

The following financial statement schedule for the years ended February 28, 2007, 2006 and 2005 is included in this report:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (a) Annual Report on Form 10-K for fiscal year ended June 30, 1991 (referred to as “1991 10-K”), or (b) Annual Report on Form 10-K for fiscal year ended February 28, 1993 (referred to as “1993 10-K”), or (c) Annual Report on Form 10-K for fiscal year ended February 28, 1998 (referred to as “1998 10-K”), or (d)Annual Report on Form 10-K for fiscal year ended February 29, 2004 (referred to as “2004 10-K”) or (e) Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (referred to as “August 31, 2004 10-Q”) or (f) Current Report on Form 8-K filed on September 22, 2005 (referred to as “September 22, 2005 8-K”),(g) Current Report on Form 8-K filed on June 20, 2006 (referred to as “June 20, 2006 8-K”), or (h) current report on Form 8-K filed on September 18, 2006 (referred to as “September 18, 2006 8-K”).

Exhibit Number	Description

*3.1	Restated Articles of Incorporation (Exhibit 3.1 to 1991 10-K)

*3.2	Articles of Amendment to Articles of Incorporation (Exhibit 3.2 to 1993 10-K)

*3.3	Amended and Restated Bylaws (Exhibit 3.2 to 1991 10-K)

*3.4	Amendment to Bylaws dated December 8, 1992 (Exhibit 3.4 to 1993 10-K)

*4.1	Specimen of Common Stock Certificate of ACR Group, Inc. (Exhibit 4.1 to 1993 10-K)

*10.1	Employment Agreement between the Company and Alex Trevino, Jr. dated as of March 1, 1998 (Exhibit 10.1 to 1998 10-K)

*10.2	Employment Agreement between the Company and Anthony R. Maresca dated as of March 1, 2004 (Exhibit 10.3A to 2004 10-K)

*10.2A	Amendment to Exhibit “A” of the Employment Agreement between the Company and Anthony R. Maresca effective as of March 1, 2004. (Exhibit 10.3B to August 31, 2004 10-Q)

*10.3	Employment Agreement between the Company and A. Stephen Trevino dated as of March 1, 2004. (Exhibit 10.19 to 2004 10-K)

*10.3A	Amendment to Exhibit “A” of the Employment Agreement between the Company and A. Stephen Trevino effective as of March 1, 2004. (Exhibit 10.18A to August 31, 2004 10-Q)

*10.4	Credit Agreement between the Company and Wells Fargo Bank, N.A. dated September 7, 2004. (Exhibit 10.20 to August 31, 2004 10-Q)

*10.5	Amendment to Credit Agreement dated as of August 31, 2005 between the Company and Wells Fargo Bank, N.A. (Exhibit 10.1 to September 22, 2005 8-K)

*10.6	Second Amendment to Credit Agreement dated June 14, 2006, by and among ACR Group, Inc. and Wells Fargo Bank, N.A. (Exhibit 10.1 to June 20, 2006 8-K)

*10.6A	Third Amendment to Credit Agreement by and among ACR Group, Inc. and Wells Fargo Bank N.A. effective as of September 13, 2006. (Exhibit 10.1 to September 18, 2006 8-K)

*10.7	1996 Stock Option Plan of ACR Group, Inc. (Exhibit 4 to RS 333-16325)

*10.8	Director Restricted Stock Agreement between the Company and Roland H. St. Cyr dated as of March 1, 2004. (Exhibit 10.17 to 2004 10-K)

*10.9	Director Restricted Stock Agreement between the Company and Alan D. Feinsilver dated as of March 1, 2004. (Exhibit 10.18 to 2004 10-K)

*10.10	Director Restricted Stock Agreement between the Company and Thomas J. Reno dated as of October 26, 2005 (Exhibit 10.10 to 2006 10-K)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification from the Chief Executive Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Chief Financial Officer of ACR Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

(c) Exhibits

See Item 15(a)(3), above.

SCHEDULE II

ACR GROUP, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Write-offs	Balance at end of period

Year ended February 28, 2007:
Allowance for doubtful accounts	$906	$799	$615	$1,090
Inventory reserves	548	506	634	420

Year ended February 28, 2006:
Allowance for doubtful accounts	918	735	747	906
Inventory reserves	370	596	418	548

Year ended February 28, 2005:
Allowance for doubtful accounts	793	557	432	918
Inventory reserves	164	351	145	370

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACR GROUP, INC.

Date: May 29, 2007	By:	/S/ ANTHONY R. MARESCA
Anthony R. Maresca Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/S/ ALEX TREVINO, JR. Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	May 29, 2007

/S/ ANTHONY R. MARESCA Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	May 29, 2007

/S/ A. STEPHEN TREVINO A. Stephen Trevino	Senior Vice President, General Counsel and Director	May 29, 2007

/S/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	May 29, 2007

/S/ ROLAND H. ST. CYR Roland H. St. Cyr	Director	May 29, 2007

/S/ THOMAS J. RENO Thomas J. Reno	Director	May 29, 2007

/S/ MARSHALL G. WEBB Marshall G. Webb	Director	May 29, 2007

/S/ JO E. SHAW, JR. Jo E. Shaw, Jr.	Director	May 29, 2007