Form 10-K/A
period 2007-02-28
ACR GROUP INC
filed 2007-05-30
CIK 711307

UNITED STATES
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

The number of shares outstanding of the registrant’s common stock as of April 30, 2007: 12,063,765 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held in August 2007 is incorporated by reference in answer to Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No.1”) hereby amends our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, which ACR Group, Inc. (the “Company”) previously filed with the Securities and Exchange Commission on May 29, 2007 (“Original Filing”). We are filing this Amendment No. 1 to correct (a) the format of certain tables in order to present the information in such tables in a more easily readable manner, and (b) the number of shares of the Company’s common stock outstanding as of April 30, 2007, as disclosed on the cover page. Except as described above, no other portion of the Original Filing is being amended or supplemented. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained therein to reflect any events which occurred at a date subsequent to the date of the Original Filing.

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

	Fiscal Year Ended
	February 28,
	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of sales	74.5	76.3	76.6
Gross profit	25.5	23.7	23.4
Selling, general and administrative expenses	20.9	21.1	19.7
Operating income	4.6	2.6	3.7
Interest expense	1.0	0.7	0.5
Interest derivative loss (gain)	-	(0.1)	0.1
Other non-operating income	(0.3)	(0.3)	(0.3)
Income before income taxes	3.9	2.3	3.4
Income taxes	1.5	0.9	1.3
Net income	2.4%	1.4%	2.1%

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

ACR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$5,742	$2,754	$4,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,008	889	914
Provision for doubtful accounts	799	735	557
Loss (gain) on sale of assets	(28)	(19)	30
Market value of interest derivative	(84)	(247)	50
Deferred income taxes	(416)	227	(121)
Amortization of unearned restricted stock compensation	512	408	389
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,748)	(2,196)	(3,205)
Inventories	(5,252)	(5,341)	(4,740)
Prepaid expenses and other assets	(220)	(882)	509
Accounts payable	(1,896)	6,728	(1,002)
Accrued expenses and other liabilities	1,258	574	874
Tax benefit from restricted stock compensation	—	108	—
Net cash (used in) provided by operating activities	(325)	3,738	(1,534)

Cash flows from investing activities:
Purchase of property and equipment	(1,452)	(1,180)	(817)
Business acquisition, net of cash acquired	—	(148)	―
Proceeds from disposition of assets	11	59	236
Receipts (payments) on derivative instrument	382	(120)	(445)
Net cash used in investing activities	(1,059)	(1,389)	(1,026)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	1,420	(3,060)	4,914
Proceeds from long-term debt	―	―	875
Payments on long-term debt	(316)	(321)	(1,192)
Proceeds from exercise of stock options	35	172	46
Tax benefit from restricted stock compensation	103	—	—
Net cash provided by (used in) financing activities	1,242	(3,209)	4,643

Net (decrease) increase in cash	(140)	(860)	2,083
Cash at beginning of year	1,275	2,135	52
Cash at end of year	$1,135	$1,275	$2,135

Schedule of non-cash investing and financing activities:
Purchases of property and equipment
For notes payable	$—	$—	$32
Under capital leases	367	277	87
Supplemental cash flow information:
Interest paid	2,451	1,489	1,060
Interest derivative payments (receipts)	(571)	(120)	445
Income taxes paid	3,710	1,951	2,225

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

The difference between the income tax provisions (benefits) computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized below:

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

The following summarizes the common shares used to calculate earnings per share of common stock, including the potentially dilutive impact of stock options and restricted shares, using the treasury stock method:

	Year ended February 28,
	2007	2006	2005
Denominator for basic earnings per share-weighted average shares	11,225,526	11,006,175	10,696,398
Effect of dilutive securities:
Employee stock options	—	26,920	101,190
Restricted stock grants	399,542	327,188	230,460

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	11,625,068	11,360,283	11,028,048

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

ACR GROUP, INC.

Date: May 30, 2007	By:	/S/ ANTHONY R. MARESCA
Anthony R. Maresca Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/S/ ALEX TREVINO, JR. Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	May 30, 2007

/S/ ANTHONY R. MARESCA Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	May 30, 2007

/S/ A. STEPHEN TREVINO A. Stephen Trevino	Senior Vice President, General Counsel and Director	May 30, 2007

/S/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	May 30, 2007

/S/ ROLAND H. ST. CYR Roland H. St. Cyr	Director	May 30, 2007

/S/ THOMAS J. RENO Thomas J. Reno	Director	May 30, 2007

/S/ MARSHALL G. WEBB Marshall G. Webb	Director	May 30, 2007

/S/ JO E. SHAW, JR. Jo E. Shaw, Jr.	Director	May 30, 2007