Form 10-K/A
period 2007-02-28
ACR GROUP INC
filed 2007-06-29
CIK 711307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A 2

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

The number of shares outstanding of the registrant’s common stock as of May 31, 2007: 12,063,765 shares.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A 2 (“Amendment No. 2”) hereby amends our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, which ACR Group, Inc. (the “Company”) previously filed with the Securities and Exchange Commission (“SEC”) on May 29, 2007, and which was subsequently amended by Amendment No. 1, which the Company filed with the SEC on May 30, 2007. We are filing this Amendment No. 2 to add certain information required in Part III, Items 10 through 14, which items are restated in their entirety.

PART III
Item 10. Directors, Named Executive Officers and Corporate Governance

The following information sets forth the principal occupation, or employment and principal business of the employer, if any, of each director, as well as his age, business experience, other directorships held by him, and the period during which he has previously served as director of the Company.

Alex Trevino, Jr., age 71, has served as President and Chief Executive Officer of the Company since 1990.  Mr. Trevino earned a BA from Rice University in 1958, and a BS in Mechanical Engineering in 1959.  Mr. Trevino has owned and managed wholesale businesses in the HVAC industry for over 40 years.  Mr. Trevino has been a member of  the Board since 1982, serving as Chairman since 1988.

Alan D. Feinsilver, age 59, is the President of The Overbrook Company, a private company with emphasis on real estate and other investments.  Mr. Feinsilver also serves as Vice President of HGG Investments, Inc, a private investment entity.  Mr. Feinsilver is also a member of the Board of Directors and serves as Chairman of the Audit Committee of Equus II, Incorporated, a publicly traded company listed on the New York Stock Exchange.  None of these entities is related to the Company.  Mr. Feinsilver has been a member of the Board since 2001.

Anthony R. Maresca, age 56, has been employed by the Company since 1985, serving as Controller until 1985 when he became Senior Vice President, Chief Financial Officer and Treasurer.  Mr. Maresca earned a BA from Rice University in 1972, and is a certified public accountant, and has been a member of the Board since 1986.

Thomas J. Reno, age 65, is the President of Thomas J. Reno & Associates, Inc.   Mr. Reno provides consulting services to client organizations in all aspects of human resource management, compensation and benefits.  Prior to starting Thomas J. Reno & Associates, Mr. Reno served with KPMG, LLP, as Partner-in-Charge of the Central Region Compensation & Benefits Consulting Practice.  Neither of these entities is related to the Company.  Mr. Reno has been a member of the Board since August, 2005.

Jo E. Shaw, Jr., age 73, is an attorney and has practiced law continuously since 1959.  He was President of Shaw & Associates, a law firm specializing in the practice of real estate, mortgage lending and bankruptcy law, where he represented many national mortgage companies.  He also is a former director, major shareholder and legal counsel for a small bank in Texas.  For many years, Mr. Shaw also held leadership positions, as mayor, councilman, city attorney and municipal judge, in two small, incorporated cities in the immediate Houston area.  Mr. Shaw has been a member of the Board since January, 2006.

Roland H. St. Cyr, age 77, owned and managed Hallmark Air Conditioning, Inc. ("Hallmark"), an HVAC service company based in Houston, Texas from 1974 to 1997, at which time he sold and became a consultant to the business.  Hallmark is not related to the Company.  Mr. St. Cyr has been a member of the Board since 1998.

A. Stephen Trevino, age 44, has been employed by the Company as General Counsel since March 1999, was elected Vice President and Secretary in 2000, and Senior Vice President in 2003.  Mr. Trevino is the son of Alex Trevino, Jr., Chairman of the Board and Chief Executive Officer of the Company.  Mr. Trevino earned a BBA from The University of Texas in 1984 and a JD from The University of Texas School of Law in 1987.  Mr. Trevino is licensed to practice law in the State of Texas, and has been a member of the Board since 1997.

Marshall G. Webb, age 64, is founder and President of Polaris Group, which he organized in 1999 to provide financial advisory and merger and acquisition services to public and private companies.  Prior to founding Polaris, he founded, was CEO and led the IPO of a global provider of information technology solutions to government and business.  Mr. Webb was an owner and executive officer for 18 years of several major staff augmentation and outsourcing companies.  He also is a director of Isolagen, Inc. and Teletouch Communications, Inc., two other publicly traded companies that are listed on the American Stock Exchange.  Mr. Webb is a certified public accountant and holds a Certificate of Director Education, a nationally recognized designation for corporate directors.  Mr. Webb has been a member of the Board since January, 2006.

Michael F. Knoop, age 63, has been employed by the Company since 1998 and serves as the President of the Florida Cooling Supply, Inc. business unit.

Ronnie G. Floyd, age 62, has been employed by the Company since 1991 and serves as the President of the Total Supply Inc. business unit.

Meetings and Committees of the Board

Board Meetings

The Board met four times during fiscal 2007.  All members of the Board attended each meeting, including the Board’s annual meeting.  No director attended less than 75% of the total number of meetings held by the committees of the Board on which the director served.

Audit Committee

The Audit Committee (i) reviews the independence, qualifications and performance of the Company’s independent public accountants, recommends their retention to the entire board, and reviews the final report of the independent accountants; (ii) reviews the procedures employed by the Company in the preparation of its financial statements; (iii) reviews known or suspected violations of policies and procedures set forth in the Code of Business Conduct and Ethics and applicable laws and regulations; (iv) pre-approves all audit and non-audit services provided by the independent accountants; (v) reviews with the Chief Financial Officer and independent accountants corporate accounting practices and policies and financial controls; and (vi) performs all other duties as the Board may from time to time designate.

The Audit Committee is comprised of Messrs. Webb (Chairman), Feinsilver, and St. Cyr, each of whom is an independent director as defined under the listing requirements of the American Stock Exchange (the “AMEX”).  The Board has determined that Messrs. Webb and Feinsilver each qualify as an “audit committee financial expert” under federal securities laws.  The Audit Committee members are not professional accountants or auditors, and their role is not intended to duplicate or certify the activities of management and the independent accountants.  The Audit Committee held four meetings during fiscal 2007, at which all members were present.

The Audit Committee has a written charter adopted by the Board of Directors in fiscal 2006 that can be found on the Company’s website, www.acrgroup.com.

Compensation Committee

The Compensation Committee is comprised of Messrs. St. Cyr (Chairman), Feinsilver and Reno, each of whom is an independent director as defined under the listing requirements of the AMEX.  The Compensation Committee is responsible for overseeing the Company’s executive compensation programs and making recommendations to the entire Board regarding compensation of the Company’s executive officers in order to ensure the attraction and retention of talented senior corporate executives, to motivate and reward their performance in the achievement of the Company’s business objectives, and to align their interests with the long-term interests of the Company’s shareholders. The Company’s compensation strategy has increasingly linked compensation to performance of the Company and the creation of shareholder value tied to the long-term performance of the Company.  The Compensation Committee held three  meetings during fiscal 2006, at which all members were present.

The Compensation Committee has a written charter that can be found on the Company’s website, www.acrgroup.com.

Nominating  Committee

The Nominating Committee is comprised of Messrs. Shaw (Chairman), Reno and St. Cyr, each of whom is an independent director as defined under the listing requirements of the AMEX.  The Nominating Committee is responsible for evaluating and nominating potential candidates to become members of the Board, and evaluating current members of the Board.  The Nominating Committee does not yet have a written policy that governs the consideration of shareholder-recommended director candidates, but will consider candidates recommended by shareholders on a case-by-case basis.  Shareholders who desire to recommend a candidate for service on the Board should provide such recommendation to the Chairman of the Nominating Committee in accordance with applicable securities laws.  A candidate for consideration must have an educational background and business experience that would likely result in a meaningful contribution being made by such candidate to the Board.  Candidates must possess unquestionable integrity and have a strong reputation in the community.  The Committee will evaluate candidates submitted by shareholders with the same criteria that it uses for all other candidates.

The Nominating Committee has a written charter that can be found on the Company’s website, www.acrgroup.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director, and certain officers and shareholders of the Company are required to report to the Securities and Exchange Commission, by a specified date, his transactions related to common stock of the Company. Based solely on a review of the copies of reports furnished to the Company or written representations that no other reports were required, the Company believes that during fiscal 2007 all filing requirements were met in all material respects.

Code of Ethics and Business Conduct

The Company has prepared and adopted a written code of ethics applicable to all of the Company’s officers and employees.  The code restates the Company’s practices of requiring honest and ethical conduct, including handling of apparent and actual conflicts of interest, full, fair, accurate, timely, and understandable disclosure in reports and documents filed or submitted, compliance with all applicable laws, rules and regulations, prompt reporting of violations of the code and accountability for adherence to the code.  The Code of Business Conduct and Ethics can be found on the Company’s website, www.acrgroup.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis explains the Company’s policies and philosophies regarding executive compensation and the material elements of the compensation earned by, and paid to each of the Company’s executive officers and two other most highly compensated employees during the last completed fiscal year.

Compensation Policies and Philosophy

The Compensation Committee currently oversees the design and administration of the Company’s executive compensation program.  The Compensation Committee’s primary objectives in structuring and administering our executive officer compensation program are to: attract, reward and retain executive officers who contribute to the Company’s success; provide economic incentives for executive officers to achieve the Company’s business and financial objectives by linking the executive officers’ compensation to the performance of the Company; strengthen the relationship between executive pay and stockholder value; and reward individual performance.

To achieve these objectives, the Compensation Committee endeavors to implement and maintain compensation packages that are performance-oriented and designed to link the Company’s strategic business objectives, specific financial performance objectives and the enhancement of shareholder returns with the compensation of the Company’s executives, including the Named Executive Officers, using a combination of base salary, cash bonuses and restricted stock awards.  The Compensation Committee evaluates, among other things, the following factors for each of the executives; (1) specialized education and training, and work experience; (2) the individual’s work ethic and ability to perform required tasks; (3) the individual’s knowledge of his or her job; and (4) the individual’s ability to work with others toward the achievement of the Company’s goals.  The Compensation Committee also evaluates corporate performance by considering factors such as the Company’s performance relative to the business environment and the success of the Company in meeting its business and financial objectives.  In reviewing the above listed factors regarding both individual and corporate performance, the Compensation Committee relies on its subjective evaluation.   The Company believe that it is important to reward excellence, leadership and outstanding long-term company performance in a form designed to retain and motivate executives while aligning their incentives with continued high levels of performance.

The Compensation Committee’s practice is to establish the annual compensation packages for our executive officers near the start of the fiscal year.  The Compensation Committee may conduct additional analyses of compensation trends and assessments of the Company’s competitive position at other times during the year to address changes in the market for executive services or special circumstances affecting the Company.

Components of Compensation

The compensation of executive officers consists of three principal components: base salary, cash incentive bonuses and grants of restricted stock. The Compensation Committee believes that the combination of these elements is essential to attracting and retaining talented and hard-working individuals and aligning their incentives with the interests of our stockholders. The Compensation Committee does not adopt express formulae for weighting different elements of compensation or for allocating between long-term and short-term compensation but strives to develop comprehensive packages that are competitive with those offered by other companies with which the Company competes to attract and retain talented executives.

Base Salary

The Compensation Committee conducts an annual review of the base salary for each senior executive officers.  Each year after the completion of the Company’s fiscal year end, the Compensation Committee meets with the Chief Executive Officer to consider the individual and corporate performance factors outlined above, the success of the Company in meeting its business and financial objectives, and the overall contribution of each executive officer in helping to attain those objectives.  The Compensation Committee also considers each executive officer’s qualifications, duties and responsibilities.

Cash Bonuses

The Company’s executives are eligible to receive cash incentive bonuses on an annual basis.  This element of compensation is designed to motivate the Company’s employees to meet the business and financial objectives of the Company because it is tied to the profitability of the Company.  The formula for calculating the annual cash bonus is determined at the beginning of each fiscal year.  The Board retains the authority to award discretionary cash bonuses to the executive officers.

Equity Compensation

The Compensation Committee makes recommendations to the Board for the awarding of equity-based, long-term incentive compensation.  The Compensation Committee believes that stock grants to executive officers provide incentives for executive officers to build stockholder value and thereby align the interests of the executive officers with the stockholders. The Compensation Committee also believes that these grants, which vest over a period of years, provide incentives for executive officers to remain with the Company.  In determining the number of shares granted in any fiscal year, the Compensation Committee considers such factors as the seniority of the executive officer, the contribution that the executive officer is expected to make to the Company in the coming years and has made to the Company in the past, and the size of prior grants to the executive officer.

Perquisites

The Company annually reviews the perquisites that senior executives receive.  Executive officers are provided with the use of a vehicle, and in some instances, reimbursement for club dues, and executive life insurance.

Other Benefits

The Company maintains broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. Participants in the 401(k) plan are permitted to contribute to the plan through payroll deductions within statutory and plan limits.  The Company provides a matching contribution of up to 3% of each eligible employee’s salary per year.  Participants may select from a variety of investment options.  At this time, investment options do not include the Company’s common stock.

Employment Agreements; Potential Payments Upon Termination of Employment and Change-in-Control

Employment Contracts

Mr. Alex Trevino, Jr. serves as President and Chief Executive Officer of the Company under an employment agreement effective March 1, 1998.  In the absence of notice of termination, the term of the agreement is automatically extended for additional two-year terms.  Under the agreement, Mr. Trevino receives an annual base salary, certain benefits, and an annual incentive bonus based on a formula recommended by the Board’s Compensation Committee and approved by the Board.

Effective March 1, 2004, Mr. Anthony R. Maresca who serves as Senior Vice President and Chief Financial Officer of the Company, and Mr. A. Stephen Trevino, who serves as Senior Vice President and General Counsel of the Company, entered into employment agreements with the Company.  Each agreement provides for an annual base salary, certain benefits, and an annual incentive bonus based on a formula recommended by the Compensation Committee and approved by the Board.  The agreements provided for the grants of restricted shares of common stock of the Company outlined above, and contain change of control provisions.

No Other Agreements

There are no other employment agreements between the Company and other executive officers or employees of the Company and no other executive officers are entitled to any payments upon termination or a change of control that are not generally available to all of the Company’s employees.

162(m) Tax Deductibility

Section 162(m) of the Internal Revenue Code limits the deductibility of certain otherwise deductible compensation in excess of $1.0 million paid to the Named Executive Officers. It is the policy of the Compensation Committee to attempt to have all executive compensation treated as tax-deductible compensation wherever, in the judgment of the Compensation Committee, to do so would be consistent with the objectives of the compensation plan under which the compensation is paid. However, this policy does not rule out the ability to make awards or to approve compensation that may not qualify for the compensation deduction. The Compensation Committee may elect to approve awards or grant compensation to executive officers which are not deductible by the Company under Section 162(m) of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

None of the executive officers of the Company has served on the board or on the compensation committee of any other entity, any of whose officers served either on the Board or on the Compensation Committee of the Company.

Report of the Compensation Committee

The Compensation Committee is committed to achieving the stated objectives by acknowledging and rewarding contributions made by the Company’s executive officers to the overall performance of the Company.  Compensation arrangements for executive officers generally consist of a combination of fixed base salary, performance-based cash bonuses, and long-term incentives utilizing common stock of the Company.

The Committee considers competitive compensation offered for similar responsibilities by other organizations, including the compensation offered by a peer group of companies. The Committee compares the Company’s total compensation, as well as each major component of compensation, with the peer group for overall competitiveness. Although the Committee reviews peer group information for guidance, it does not exclusively target executive compensation to specific compensation levels at other companies. The Committee uses a variety of resources, including publicly available data and published compensation surveys, in order to establish compensation levels in a highly competitive environment for executive leadership.  Additionally, the committee may utilize the services of outside compensation experts.

The Committee met a total of four times in fiscal 2007 and continued its practice of reviewing total compensation for the Company’s executive officers. Total compensation includes base salary, annual cash bonus, long-term incentive compensation, perquisites and other benefits.

Summary Compensation Table

The following table sets forth the compensation earned by the named executive officers during fiscal 2007. Earned bonuses are generally paid in the fiscal year following the year in which the bonus is earned.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	All Other Compensation ($)	Total ($)
Alex Trevino, Jr.
Chairman of the Board, President	2007	400,000	214,224	–	22,673	636,897
and Chief Executive Officer
ACR Group, Inc.

Anthony R. Maresca
Senior Vice President, Treasurer	2007	250,000	214,224	–	14,014	478,238
and Chief Financial Officer
ACR Group, Inc.

A. Stephen Trevino
Senior Vice President, Secretary	2007	250,000	214,224	–	12,455	476,679
and General Counsel
ACR Group, Inc.

Michael F. Knoop
President, Florida Cooling Supply,	2007	150,000	180,294	117,000	6,283	453,577
Inc.

Ronnie G. Floyd
President, Total Supply, Inc.	2007	125,000	79,698	117,000	6,733	328,431

(1)           Messrs. Maresca and S. Trevino each were awarded 500,000 restricted shares of common stock of the Company which vest ratably over a six year period contingent upon future service to the Company, with the first vesting date occurring on March 1, 2005.  At February 28, 2007, the unvested restricted shares for each officer had a cumulative value of $1,536,670.  Unvested restricted shares have voting rights but are not entitled to dividends.

(2)           Other annual compensation includes Company contributions to the Company’s 401(k) Plan, the value of insurance premiums paid by the Company during the fiscal year with respect to term life insurance for the benefit of the named executive officer, and other perquisites.

FISCAL YEAR 2007 ALL OTHER COMPENSATION TABLE[1]

Name	Year	Perquisites and Other Personal Benefits ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Change in Control Payments / Accruals ($)	Total ($)
Alex Trevino, Jr.	2007	5,043	11,030	6,600	–	22,673

Anthony R. Maresca	2007	7,414	–	6,600	–	14,014

A. Stephen Trevino	2007	8,705	–	3,750	–	12,455

Michael F. Knoop	2007	–	–	6,283	–	6,283

Ronnie G. Floyd	2007	2,083	–	4,650	–	6,733

(1) The Company did not pay for any tax reimbursements or accrue or pay for any severance payments in fiscal 2007.

FISCAL YEAR 2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE[3]

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Change in Control ($)
Alex Trevino, Jr.[1]	Termination	800,000	800,000	–

Anthony R. Maresca[2]	Termination / Change in Control	754,000	754,000	754,000

A. Stephen Trevino[2]	Termination / Change in Control	754,000	754,000	754,000

Michael F. Knoop	None	–	–	–

Ronnie G. Floyd	None	–	–	–

(1) Upon termination the Company is obligated to pay 2.0 times the current base salary.
(2) Upon a change in conrol the Company is obligated to pay 2.9 times the sum of the base salary plus medical insurance for the prior twelve months. Additionally, the named officers would receive the amount of bonus earned, if any, through the termination or change in control date for the current fiscal year.

(3) There are no payments due for Voluntary Termination, Death, or Disability.

Option Grants in Last Fiscal Year

There were no stock options granted by the Company to the Company’s executive officers during the fiscal year ended February 28, 2007.

Aggregated Option Values

There are no unexpired stock options owned by any of the executive officers at February 28, 2007.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2007:

Name	Grant Date	Approval Date	(#) of Restricted Shares	Exercise or Base Price of Restricted Stock Awards ($ / Sh)	Grant Date Fair Value of Restricted Stock Award ($) (2)
Alex Trevino, Jr.	–	–	–	–	–

Anthony R. Maresca	–	–	–	–	–

A. Stephen Trevino	–	–	–	–	–

Micahel F. Knoop [1]	4/15/2006	4/13/2006	30,000	3.90	117,000

Ronnie G. Floyd [1]	4/15/2006	4/13/2006	30,000	3.90	117,000

(1) Consists of restricted stock that vest ratably over a 5-year period, beginning on the first anniversary of the date of grant. Vesting is contingent on continued employment.
(2) Amounts reflect the dollar amount recognized by the Company for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), for all outstanding awards received by each Named Executive Officer during fiscal 2007.

FISCAL YEAR 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Alex Trevino, Jr.	–	–

Anthony R. Maresca	333,334	1,536,670

A. Stephen Trevino	333,334	1,536,670

Michael F. Knoop [1]	30,000	138,300

Ronnie G. Floyd [1]	30,000	138,300

(1) All of the awards to Messrs. Knoop and Floyd represents restricted shares of the Company's common stock that were granted in fiscal 2007. Such shares vest in equal annual increments over five years, contingent on continued employment.

FISCAL YEAR 2007 STOCK VESTED TABLE

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alex Trevino, Jr.	–	–

Anthony R. Maresca	83,333	296,665

A. Stephen Trevino	83,333	296,665

Michael F. Knoop	–	–

Ronnie G. Floyd	–	–

Directors’ Remuneration and Stock Grants

For fiscal 2007, independent directors were paid $24,000 per year, payable monthly, for service on the Board.  In addition, they are reimbursed for actual expenses incurred for attendance at meetings.  Effective March 1, 2004, Messrs. Feinsilver and St. Cyr, the Company’s independent directors at that time, entered into agreements with the Company each providing for awards of 42,000 restricted shares of common stock of the Company which vest ratably over a four year period upon future service to the Board.  Unvested restricted shares have voting rights but are not entitled to dividends.  In August, 2005, Mr. Reno entered into a similar agreement with the Company for 25,000 restricted shares of common stock of the Company.  Directors who are employed by the Company receive no compensation for serving on the Board.

Directors’ Remuneration for Fiscal 2007

The following table sets forth certain information concerning the compensation of the Company’s directors for Fiscal 2007:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Alan D. Feinsilver	24,000	24,000

Roland H. St. Cyr	24,000	24,000

Thomas J. Reno	24,000	24,000

Marshall G. Webb	24,000	24,000

Jo. E. Shaw	24,000	24,000

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock as of April 30, 2007, by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company, (ii) each director and nominee for director, (iii) the President and Chief Executive Officer, and other executive officers of the Company, and (iv) all directors and executive officers as a group.  Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. All information with respect to beneficial ownership has been furnished by the shareholders to the Company.

Name and Address of Beneficial Owner	Amount Of BeneficialOwnership (1)	Percent of Class
DST Investments 1100 Uptown Park Blvd., No. 72 Houston, Texas 77056	1,268,394	10.5%

Alan D. Feinsilver (2) 4400 Post Oak Parkway, Suite 2250 Houston, Texas 77027	196,684	1.6%

Anthony R. Maresca (3) 3200 Wilcrest Drive, Suite 440 Houston, Texas 77042	768,566	6.4%

Thomas J. Reno (4) 2010 Roanwood Houston, Texas 77090	25,000	0.2%

Jo E. Shaw, Jr. 9 High Ridge Road Santa Fe, New Mexico 87506	-	0.0%

Roland H. St. Cyr (5) 3151 Lake Island Dr. Montgomery, Texas 77356	51,000	0.4%

A. Stephen Trevino (6) 3200 Wilcrest Drive, Suite 440 Houston, Texas 77042	1,749,800	14.5%

Alex Trevino, Jr. (7) 3200 Wilcrest Drive, Suite 440 Houston, Texas 77042	1,874,847	15.5%

Marshall G. Webb 6110 Inwood Drive Houston, Texas 77057	-	0.0%

All Directors and Executive Officers as a group (8 persons) (8)	3,397,503	28.2%

(1)
For each beneficial owner, the number of shares outstanding and their percentage of stock ownership includes the number of common and all common equivalent shares (including options exercisable within 60 days) owned by such individual at May 31, 2007.

(2)
Includes 104,684 shares owned by a family limited partnership in which Mr. Feinsilver is the general partner,  25,000 shares owned by a trust of which Mr. Feinsilver is the trustee, and 10,500 restricted shares which are subject to vesting requirements set forth in an agreement with the Company dated March 1, 2004.

(3)	Includes 250,001 restricted shares which are subject to vesting requirements set forth in an employment agreement with the Company dated March 1, 2004.

(4)	Includes 18,750 restricted shares which are subject to vesting requirements set forth in an agreement with the Company dated October 26, 2005.

(5)	Includes 10,500 restricted shares which are subject to vesting requirements set forth in an agreement with the Company dated March 1, 2004.

(6)
Includes 1,268,394 shares owned by DST Investments, a partnership in which Mr. A.S. Trevino, his mother and his sister are partners, and 11,259 shares owned by the wife and children of Mr. A.S. Trevino.  The beneficial ownership of all of such shares is disclaimed by Mr. A.S. Trevino.  Includes 250,001 restricted shares which are subject to vesting requirements set forth in an employment agreement with the Company dated March 1, 2004.

(7)
Includes 1,268,394 shares owned by DST Investments, a partnership whose partners are Henrietta Trevino, wife of Mr. A. Trevino, and his two adult children, and 2,000 shares owned by Henrietta Trevino.  The beneficial ownership of all of such shares is disclaimed by Mr. A. Trevino.

(8)	Includes all shares as to which directors and executive officers disclaim beneficial ownership.

Item 13.	Certain Relationships and Related Transactions

No Transactions

During fiscal 2007, there were no transactions with related parties.

Board Member Independence

The Board of Directors has determined that Messrs. Feinsilver, Reno, Shaw, St. Cyr and Webb, the non-employee members of the Board, are “independent” as defined by AMEX.

Item 14.	Principal Accountant Fees and Services

The table below summarizes the fees and expenses billed by our independent public accountants for the fiscal years ended February 28, 2007 and 2006.

BDO Seidman, LLP

Fiscal Year	Audit	Audit Related	Tax	All Other	Total

2007	$163,140	$5,975	$2,620	5,425	$177,160
2006	$157,013	$3,300	-	-	$160,313

Audit fees are fees for the audit of our fiscal 2007 and fiscal 2006 consolidated financial statements included in our Annual Reports on Form 10-K and reviews of consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related fees are fees that principally relate to assurance and related services that are reasonably related to the performance of the audits and reviews of our consolidated financial statements and special procedures required to meet certain regulatory requirements.

Tax fees are fees for tax compliance, planning and advisory services other than those that relate specifically to the audits and reviews of our consolidated financial statements.

All other fees are fees that relate to consulting services.

The Audit Committee has determined that the non-audit services rendered by BDO are compatible with maintaining the firm's independence.

Policy on Pre-Approval of Audit and Non-Audit Services

The Audit Committee has the sole authority to approve the scope of the audit as well as all audit fees and terms. The Audit Committee must pre-approve any audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee will not approve the engagement of the independent registered public accounting firm to perform any services that the independent registered public accounting firm would be prohibited from providing under applicable securities laws or American Stock Exchange requirements. In assessing whether to approve the use of our independent registered public accounting firm to provide permitted non-audit services, the Audit Committee tries to minimize relationships that could appear to impair the objectivity of our independent registered public accounting firm. The Audit Committee will approve permitted non-audit services by BDO only when it will be more effective or economical to have such services performed by BDO than another firm. No fees were paid for non-audit related professional services for which the pre-approval process by the Audit Committee was waived.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACR GROUP, INC.

Date: June 29, 2007	By:	/S/ ANTHONY R. MARESCA
Anthony R. Maresca Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/S/ ALEX TREVINO, JR. Alex Trevino, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	June 29, 2007

/S/ ANTHONY R. MARESCA Anthony R. Maresca	Senior Vice President, Chief Financial Officer and Director (Principal financial and accounting officer)	June 29, 2007

/S/ A. STEPHEN TREVINO A. Stephen Trevino	Senior Vice President, General Counsel and Director	June 29, 2007

/S/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	June 29, 2007

/S/ ROLAND H. ST. CYR Roland H. St. Cyr	Director	June 29, 2007

/S/ THOMAS J. RENO Thomas J. Reno	Director	June 29, 2007

/S/ MARSHALL G. WEBB Marshall G. Webb	Director	June 29, 2007

/S/ JO E. SHAW, JR. Jo E. Shaw, Jr.	Director	June 29, 2007