Form 10-Q
period 2007-05-31
ACR GROUP INC
filed 2007-07-16
CIK 711307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Large accelerated filer ☐                                           Accelerated filer ☐                                                      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 12,063,765 shares of Common Stock (par value $0.01), was outstanding as of June 29, 2007.

ACR GROUP, INC. AND SUBSIDIARIES

Index

PART I - FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	May 31,	February 28,
	2007	2007

Current assets:
Cash	$1,228	$1,135
Accounts receivable, net	28,089	23,330
Inventories, net	46,370	43,516
Prepaid expenses and other current assets	1,772	1,619
Deferred income taxes	1,702	1,652

Total current assets	79,161	71,252

Property and equipment, net	5,534	5,647
Goodwill	5,408	5,408
Interest derivative asset	81	-
Other assets	869	853

Total assets	$91,053	$83,160

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Index

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	May 31,	February 28,
	2007	2007

Current liabilities:
Current maturities of long-term debt	$130	$131
Current maturities of capital lease obligations	185	160
Accounts payable	27,237	23,106
Accrued expenses and other current liabilities	4,928	5,931
Income tax payable	518	232

Total current liabilities	32,998	29,560

Long term obligations:
Borrowings under revolving credit agreement	27,996	24,361
Long-term notes, net of current maturities	1,182	1,214
Long-term capital lease obligations, net of current maturities	417	412
Interest derivative liability	-	143
Deferred income taxes	271	184

Total long-term liabilities	29,866	26,314

Commitments and contingencies (See Note 9)

Shareholders’ equity:
Preferred stock, $.01 par value	-	-
Common stock, $.01 par value	121	121
Paid-in capital	43,362	43,286
Accumulated other comprehensive income (loss), net of tax	51	(88)
Accumulated deficit	(15,345)	(16,033)

Total shareholders’ equity	28,189	27,286

Total liabilities and shareholders’ equity	$91,053	$83,160

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Index

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,
	2007	2006

Sales	$59,454	$61,924
Cost of sales	45,013	46,669

Gross profit	14,441	15,255

Selling, general and administrative expenses	12,878	12,305

Operating income	1,563	2,950

Interest expense	506	543
Interest derivative gain	-	(218)
Other non-operating income	(142)	(114)

Income before income taxes	1,199	2,739

Provision for income taxes	371	1,055

Net income	$828	$1,684

Earnings per share:
Basic	$.07	$.15

Diluted	$.07	$.15

Weighted average shares outstanding:
Basic	11,385	11,215

Diluted	11,628	11,478

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Index

ACR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended May 31,
	2007	2006
Operating activities:
Net income	$828	$1,684
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	284	231
Provision for doubtful accounts	161	265
Gain on sale of assets	(2)	(3)
Gain on change in market value of interest derivative	-	(218)
Deferred income taxes	(50)	(33)
Amortization of unearned restricted stock compensation	131	118
Tax benefit from restricted stock compensation	178	95
Changes in operating assets and liabilities:
Accounts receivable	(4,920)	(7,086)
Inventories, net	(2,854)	(9,970)
Prepaids and other assets	(168)	117
Accounts payable	4,131	2,736
Accrued expenses and other liabilities:	(1,089)	1,127

Net cash used in operating activities	(3,370)	(10,937)

Investing activities:
Purchases of property and equipment	(171)	(355)
Receipts on derivative instrument	-	16
Proceeds from disposition of assets	2	6

Net cash used in investing activities	(169)	(333)

Financing activities:
Net borrowings on revolving credit agreement	3,634	11,517
Proceeds from exercise of stock options	-	35
Payments on long-term debt and capital lease obligations	(2)	(70)

Net cash provided by financing activities	3,632	11,482

Net increase in cash	93	212
Cash at beginning of period	1,135	1,275
Cash at end of period	$1,228	$1,487

The accompanying notes are an integral part
of these condensed consolidated financial statements

Index

ACR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

				Accumulated
				Other
	# Shares	Par	Paid-in	Comprehensive	Accumulated
	Outstanding	Value	Capital	Income (Loss)	Deficit	Total

Balance, 02/28/07	12,113,078	121	43,286	(88)	(16,033)	27,286
Adoption of FIN No. 48					(140)	(140)
Issuances net of shares of Restricted Stock	(49,313)		(235)			(235)
Restricted stock compensation -			132			132
Tax benefit from stock-based compensation			178			178
Comprehensive Income:
Net income					828	828
Other Comprehensive Income, change in fair value market of interest derivative, net of tax				139		139
Comprehensive Income						967
Balance, 5/31/07	12,063,765	121	43,361	51	(15,345)	28,188

The accompanying notes are an integral part
of these condensed consolidated financial statements

Index

ACR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 -           Basis of Presentation

The accompanying condensed consolidated balance sheet as of February 28, 2007, which has been derived from ACR Group, Inc. and its subsidiaries (collectively referred to as the “Company”) audited consolidated financial statements, and the May 31, 2007 unaudited interim condensed consolidated financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein.  Actual operating results for the three months ended May 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ended February 29, 2008. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

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

Accounting Change

Prior to March 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, a liability was recorded (including interest and penalties) associated with an uncertain tax position if the liability was both probable and estimable.

Effective March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and requires expanded disclosure with respect to the uncertainty in income taxes. This Interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.

The Company is subject to U.S. federal income tax and to income tax of multiple state jurisdictions and is subject to tax audits in the various jurisdictions until the respective statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2003. For the majority of states, we are no longer subject to tax examinations for tax years before 2002. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company recorded the cumulative effect of change in accounting principle as a decrease  to beginning balance of retained earnings related to uncertain state income tax positions in the amount of $140,000 based upon the adoption of FIN No. 48 on March 1, 2007. Prior to March 1, 2007 the Company had no reserve for such tax positions.

Index

Reclassifications

Certain reclassifications of prior period statements have been made to conform to current reporting practices.

2 -            Significant Accounting Policies

Interest Rate Derivative Instruments

The Company utilizes interest rate derivative instruments (swap agreements) to reduce the exposure to market risks from changing interest rates under the revolving bank debt. The swap agreements qualify as cash flow hedges and the Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments.

These interest rate swap agreements result in the Company paying or receiving the difference between the fixed rate of the swaps and the floating rate of debt at specified intervals calculated based on the notional amounts.  The difference received or paid on the interest rate swap agreements are recognized as adjustments to interest expense over the life of the swaps and impact the effective interest rate on the Company’s debt. The effective portions of changes in the fair value of the derivatives are recorded in other comprehensive loss, net of tax, and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings

Derivative instruments are recorded on the balance sheet at fair value as either assets or liabilities. The Company’s designated hedge transactions have been cash-flow hedges. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income or loss and are recognized in current earnings in the period or periods during which the hedged transaction effects current earnings.

Amounts excluded from hedge effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items. The Company also documents its risk-management objectives, strategies for undertaking interest rate hedge transactions and method of assessing hedge effectiveness. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. Derivative instruments are approved by our board of directors in accordance with our risk management policy. The Company does not use such instruments for trading or speculative purposes.

Index

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes the rules for the reporting and display of comprehensive income(loss) and its components.  SFAS No. 130 requires the Company to include unrealized gains or losses, net of related taxes, on changes in the fair value of outstanding hedge positions.  Generally, gains are attributed to an increase in the LIBOR rate over the fixed rate on our interest rate hedges and losses are attributed to a decrease in the LIBOR rate over the fixed rate on our interest rate hedges.

The following table provides comprehensive income for the periods indicated:

	Three Months Ended
	May 31,
	2007	2006

Net income	$828	$1,684
Other comprehensive gain, net of tax	139	-
Comprehensive income	$967	$1,684

For a description of our other significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007.

3 -           Goodwill

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

4 -           Interest Rate Derivative Instruments

The Company utilizes interest rate derivative instruments (swap agreements) to enhance its ability to manage the risks associated with fluctuations in interest rates, which exist as part of the Company’s ongoing business operations.

At May 31, 2007 the Company had two notional amount $10 million swap agreements in effect that quality for hedge accounting treatment. The first $10 million notional value swap agreement matures in 2009 and exchanges 30-day LIBOR variable rates with a fixed interest rate payment of 5.04%. The second swap agreement with a notional value of $10 million, matures in 2011, and exchanges 30-day LIBOR variable rates with a fixed interest rate of 5.07%.  At May 31, 2007, both interest rate swaps were effective as cash flow hedges and no charge to earnings was required. The Company recognized a gain in accumulated other comprehensive income in the amount of $139,000, net of income tax of $85,000.

Index

At May 31, 2006 the Company had one notional amount $15 million in effect that did not qualify for hedge accounting treatment in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This swap agreement was terminated on October 31, 2006 and had a notional amount of $15 million and paid a fixed rate of 4.38%.  The fair value of this derivative instrument was reflected on the Company’s balance sheet, and changes in the fair value of the derivative were recorded in the Company’s income statements as an interest derivative gain.  For the three months ended May 31, 2006, the Company recorded a gain on the income statement of $218,000.

5 -           Debt

The Company has a credit arrangement with a commercial bank (“Agreement”) that provides for both a revolving credit facility of $45 million and a $5 million credit line that may be used for capital expenditures or to purchase real estate.  The Agreement matures in August 2008.   The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year.  At March 31, 2007, our available credit under the revolver was $11.4 million, and we were in compliance with all financial and non-financial loan covenants.

As of May 31, 2007, the Company had outstanding borrowings of $28.0 on the revolving credit line and $605,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $926,000 against the line of credit.  Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance.  As of May 31, 2007, the applicable interest rate on both facilities was the prime rate or LIBOR plus 1.125%, and the Company had elected the LIBOR option (5.375% at May 31, 2007) for most amounts outstanding under the facilities.  The average interest rate on the Company’s borrowings from the bank at May 31, 2007 was 6.42%

6 -           Shareholders’ Equity

Restricted Stock Awards

The Chief Financial Officer and the General Counsel of the Company have employment contracts that each provide for the contingent issuance of 500,000 shares of restricted stock upon continuation of employment. Under the agreements, the restricted stock vests ratably over six years beginning March 1, 2004. For the three months ended May 31, 2007, compensation expense recognized under the agreements was $90,000.

Effective March 1, 2004, two of the outside directors of the Company each received restricted stock grants of 42,000 shares, subject to continuation of service as a director for four years. Additionally, effective August 18, 2005, another outside director of the Company received 25,000 shares, subject to continuation of service as a director for four years.  Such shares vest annually pro-rata over such period. For the three months ended May 31, 2007, the Company recognized $12,000 as compensation expense respectively related to the directors restricted stock grants.

Index

Effective June 1, 2005, the Company issued 25,000 shares of restricted stock to a non-officer, subject to continuation of employment. Additionally, effective April 15, 2006, the Company issued 135,000 shares to non-officer employees, subject to continuation of employment.  Such shares vest annually pro-rata over a five-year period. For the three months ended May 31, 2007, the Company recognized $30,000 as compensation expense related to such restricted stock grants.

In March and April 2007, the Company acquired shares of the Company’s stock in connection with employee restricted stock grants, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes at the date of vesting. During the three month period ended May 31, 2007 the Company acquired 49,313 shares at a cost of $235,000 The Company subsequently retired such shares acquired.

7 -           Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.  The Company uses the liability method in accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a cumulative effect of change in accounting principle as a result of implementing FIN No. 48 by reducing the balance of beginning retained earnings by $140,000 at March 1, 2007.

8 -           Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, including the vested restricted shares. Diluted earnings per share adjusts for the dilutive effects of unvested shares of restricted stock using the treasury stock method.

The Company has no outstanding stock options to include in the diluted earnings per share calculation for the three months ended May 31, 2007.

The following summarizes the common shares used to calculate earnings per share of common stock, including the potentially dilutive impact of stock options and restricted shares, using the treasury stock method:

	Three Months Ended May 31,
	2007	2006
	(In thousands)
Weighted-average basic common shares outstanding	11,385	11,215
Effect of dilutive securities:
Unvested restricted stock	243	263

Weighted-average dilutive common shares outstanding	11,628	11,478

Index

9 -	Commitments and Contingencies

The Company has an arrangement with a heating, air conditioning and refrigeration (“HVAC”) equipment manufacturer and a bonded warehouse agent whereby HVAC equipment is held for sale in bonded warehouses located at the premises of certain of the Company's operations, with payment due only when products are sold.  The supplier retains legal title and substantial management control with respect to the consigned inventory.  The Company is responsible for damage to and loss of inventory that may occur at its premises.  The Company has the ability to return consigned inventory, at its sole discretion, to the supplier for a specified period of time after receipt of the inventory.  Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet.  As of May 31, 2007 and February 28, 2007, the cost of such inventory held in the bonded warehouses was approximately $3,994,000 and $6,278,000 respectively.

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

The Company is self-insured for various levels of general liability, workers’ compensation, vehicle, and employee medical coverage. The level of exposure from catastrophic events is limited by stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, the Company consider a number of factors, which include historical claims experience, demographic factors and severity factors.

If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required that could materially impact the consolidated results of operations. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At May 31, 2007 and February 28, 2007, approximately $1,246,000 and $1,163,000 of reserves was established related to all insurance programs, respectively. The Company’s participation in a captive self-insurance program began in fiscal year 2006 for all coverage except employee medical coverage.  Reserves associated with the newer coverage will build until the Company has established three years of claims experience.  Once this experience has been established, then reserve balances will only be materially affected by significant claims.

10. -        Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the consolidated financial statements.

Index

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

11. -        Subsequent Event

On July 3, 2007, the Company entered into an Agreement and Plan of Merger, dated as of July 3, 2007, with Watsco, Inc., a Florida corporation, and its wholly owned subsidiary, Coconut Grove Holdings, Inc., a Texas corporation. The merger agreement provides for transactions that, if consummated, will cause a change of control of the Company and ultimately lead to our becoming a wholly owned subsidiary of Watsco.

Under the terms of the merger agreement, Watsco's acquisition subsidiary will commence a tender offer for all of our outstanding shares of common stock, par value $0.01 per share, other than shares held by Company officers that are being acquired by Watsco following the tender offer under the officers' support agreements, at a price of $6.75 per share in cash. Watsco's obligation to purchase our shares in the tender offer is subject to certain conditions, including but not limited to the number of tendered Company shares and the shares purchased under the officers' support agreements being at least 66 2/3% of the Company’s outstanding shares, subject to a reduction of the minimum amount in certain circumstances. Under the merger agreement, following the completion of the tender offer and the satisfaction or waiver of certain other conditions, Watsco's acquisition subsidiary will be merged into the Company, with ACR Group, Inc. being the surviving corporation. In the merger, each outstanding share of our common stock (other than shares we hold in treasury, certain restricted shares held by employees of the Company that will be converted into a proportional number of shares of Watsco restricted stock, or shares that Watsco or its affiliates hold following completion of the tender offer) will be converted into the right to receive the same cash amount per share as the tender offer price. Under the merger agreement, the obligation of Watsco or its acquisition subsidiary to consummate the offer and both our and Watsco's obligations to effect the merger are conditioned on regulatory approvals and other customary conditions. The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, the Company would be required to pay Watsco a termination fee of $5,000,000.

Index

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

INTRODUCTION

ACR Group, Inc. and its subsidiaries (collectively, the “Company”) is an independent distributor of heating, air conditioning and refrigeration (“HVAC”) equipment and related parts and supplies. The Company is among the ten largest such distributors in the United States.   As of May 31, 2007, the Company had 54 branch operations, organized geographically into five business units.  In the past twelve months, we have opened three branches, all of which are in Arizona. Generally accepted accounting principles allow the aggregation of an enterprise’s segments if they are similar.  Although the Company operates in different geographic areas, we have reviewed the aggregation criteria and determined that the Company operates as a single segment based on the high degree of similarity of the Company’s operations.

Substantially all of our sales are to contractor dealers who service and install HVAC systems and to institutional end-users.Much of the HVAC industry is seasonal; sales of HVAC equipment and service are generally highest during the times of the year when climatic conditions require the greatest use of such systems. Because of our geographic concentration in the Sunbelt, our sales of air conditioning products are substantially greater than of heating products. Likewise, our sales volume is highest in the summer months when air conditioning use is greatest. Accordingly, our revenues are highest in our second fiscal quarter ending August 31, and our revenues are lowest in our fourth quarter ending the last day of February. Sales of HVAC products for new construction are less seasonal and are more dependent on economic factors affecting housing starts.

MATERIAL SUBSEQUENT EVENT

On July 3, 2007, the Company entered into an Agreement and Plan of Merger, dated as of July 3, 2007, with Watsco, Inc., a Florida corporation, and its wholly owned subsidiary, Coconut Grove Holdings, Inc., a Texas corporation. The merger agreement provides for transactions that, if consummated, will cause a change of control of the Company and ultimately lead to our becoming a wholly owned subsidiary of Watsco.

Under the terms of the merger agreement, Watsco's acquisition subsidiary will commence a tender offer for all of our outstanding shares of common stock, par value $0.01 per share, other than shares held by Company officers that are being acquired by Watsco following the tender offer under the officers' support agreements, at a price of $6.75 per share in cash. Watsco's obligation to purchase our shares in the tender offer is subject to certain conditions, including but not limited to the number of tendered Company shares and the shares purchased under the officers' support agreements being at least 66 2/3% of the Company’s outstanding shares, subject to a reduction of the minimum amount in certain circumstances. Under the merger agreement, following the completion of the tender offer and the satisfaction or waiver of certain other conditions, Watsco's acquisition subsidiary will be merged into the Company, with ACR Group, Inc. being the surviving corporation. In the merger, each outstanding share of our common stock (other than shares we hold in treasury, certain restricted shares held by employees of the Company that will be converted into a proportional number of shares of Watsco restricted stock, or shares that Watsco or its affiliates hold following completion of the tender offer) will be converted into the right to receive the same cash amount per share as the tender offer price. Under the merger agreement, the obligation of Watsco or its acquisition subsidiary to consummate the offer and both our and Watsco's obligations to effect the merger are conditioned on regulatory approvals and other customary conditions. The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, the Company would be required to pay Watsco a termination fee of $5,000,000.

Index

RESULTS OF OPERATIONS

The following table summarizes information derived from the condensed consolidated income statements expressed as a percentage of sales for the three months ended May 31, 2007 and 2006:

	Three Months Ended
	May 31,
	2007	2006
Sales	100.0%	100.0%
Cost of sales	75.7%	75.4%
Gross profit	24.3%	24.6%
Selling, general and administrative expenses	21.7%	19.8%
Operating income	2.6%	4.8%
Interest expense	0.9%	0.9%
Interest derivative loss (gain)	0.0%	(0.3)%
Other non-operating income	(0.3)%	(0.2)%
Income before income taxes	2.0%	4.4%
Income taxes	0.6%	1.7%
Net income	1.4%	2.7%

QUARTER ENDED MAY 31, 2007 COMPARED TO THE QUARTER ENDED MAY 31, 2006

The Company earned net income of $828,000 ($0.07 per share) for the quarter ended May 31, 2007 (fiscal 2008) compared to $1,684,000 ($0.15 per share) for the quarter ended May 31, 2006 (fiscal 2007), a decline of 51%.   A general decline in business activity in fiscal 2008, compared to fiscal 2007, which has impacted all of the HVAC distribution industry, adversely affected our results of operations in the first quarter of fiscal 2008.  Such decline in activity is a product of both a steep decline in residential housing starts that has occurred in most our trade areas and cooler than normal weather conditions that diminished demand for air conditioning products.   Net income in the first quarter of fiscal 2007 was also enhanced by gain of $218,000 from an increase in the fair market value of an interest rate swap agreement.  In addition, pre-tax loss associated with the new Arizona branches was approximately $200,000 in the quarter ended May 31, 2007.

Consolidated sales decreased 4% to $59.5 million during the quarter ended May 31, 2007, compared to $61.9 million in the quarter ended May 31, 2006. Same-store sales, which exclude the three branches in Arizona opened after the first quarter of fiscal 2007, decreased 7% in the first quarter of fiscal 2008 from the first quarter of fiscal 2007.  The sales decline was greatest in trade areas such as Florida and Nevada that had experienced a high rate of growth in recent years from an economic boom in residential construction.

The Company's consolidated gross margin percentage on sales was 24.3% for the quarter ended May 31, 2007, compared to 24.6% for the quarter ended May 31, 2006.  In general, competition for a reduced volume of business led to a compression of selling margins. In addition, most of the decline in our sales volume to the new construction segment of the HVAC industry related to the sales of installation supplies, from which we usually generate higher selling margins that from the sale of HVAC equipment.

Selling, general and administrative ("SG&A") expenses increased by 5% in the quarter ended May 31, 2007, compared to the same period of 2006.  Same-store SG&A expenses increased 3% compared to the preceding year.  Expressed as a percentage of sales, SG&A expenses increased to 21.7% of sales in the first quarter of fiscal 2008, compared to 19.9% in the first quarter of fiscal 2007.

Interest expense decreased 7% in the quarter ended May 31, 2007, compared to the quarter ended May 31, 2006 because of lower levels of funded debt in the current fiscal year.  Average funded indebtedness decreased 9% in the quarter ended May 31, 2007, compared to the preceding year, as the Company has used cash flow generated from operations during the past twelve months to reduce indebtedness.

In the quarter ended May 31, 2006, the Company recorded a gain of $218,000 from an increase in the market value of an interest rate swap agreement.  The swap agreement did not qualify for hedge accounting and, accordingly, changes in the fair value of the instrument were recorded in income.  In October 2006, the Company terminated the swap agreement and entered into two other swap agreements that qualify for hedge accounting at inception of the contracts.  Accordingly, changes in market value of the new contracts are accounted for as items of other comprehensive income or loss and are reflected only in the Company’s balance sheet.

The Company estimated a combined federal and state income tax rate of 30.9% for the quarter ended May 31, 2007, compared to 38.5% in the same quarter of 2006.  The effective tax rate for the quarter ended May 31, 2007 includes the reduction of state income tax accruals in Texas as a result of new corporate income tax laws.

Index

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended May 31, 2007, the Company used $3.4 million of cash flow in operations, compared to using $10.9 million in the same period of 2006.  In fiscal 2008, in light of our expectation of continued slack demand compared to fiscal 2007, we reduced the customary buildup of inventory that usually precedes our summer selling season. In addition, lower sales volume has resulted in lower working capital requirements for customer accounts receivable. Gross accounts receivable represented 42 days of gross sales as of both May 31, 2007, compared to 41 days at May 31, 2006.  Inventory at May 31, 2007 was $1.9 million less than at May 31, 2006.   In the first quarter of fiscal 2007, in settlement of litigation with a supplier, the Company also paid $2.7 million for inventory that was included in accounts payable as of February 28, 2006.

The Company has a credit arrangement with a commercial bank (“Agreement”) that provides for both a revolving credit facility of $45 million and a $5 million credit line that may be used for capital expenditures or to purchase real estate.  The Agreement matures in August 2008.   The amount that may be borrowed under the revolving credit facility is limited to a borrowing base consisting of 85% of eligible accounts receivable, and from 50% to 65% of eligible inventory, depending on the time of year.  At March 31, 2007, our available credit under the revolver was $11.4 million, and we were in compliance with all financial and non-financial loan covenants.

As of May 31, 2007, the Company had outstanding borrowings of $27,996,000 on the revolving credit line and $605,000 under the capital expenditure facility. In addition, the Company had an outstanding letter of credit for $926,000 against the line of credit. Borrowings under both facilities bear interest based on the prime rate or LIBOR, plus a spread that is dependent on the Company’s financial performance.  As of May 31, 2007, the applicable interest rate on both facilities was the prime rate or LIBOR plus 1.125% and the Company had elected the LIBOR option (5.375% at May 31, 2007) for most amounts outstanding under the facilities.  The average interest rate on the Company’s borrowings from the bank at May 31, 2007 was 6.42%.

We expect that cash flows from operations and the borrowing availability under our revolving credit facility will provide sufficient liquidity to meet the Company’s normal operating requirements, debt service and expected capital expenditures.  Subject to limitations set forth in the Agreement, funds available under the revolving credit facility may be utilized to finance acquisitions.

As described above, most of the Company’s indebtedness bears interest at variable rates.  In addition, borrowings under the revolving credit line fluctuate.  In October 2006, the Company entered into two interest rate swap agreements totaling $20 million whereby the Company has agreed to exchange, at monthly intervals, the difference between the fixed rates of 5.04% and 5.07% and LIBOR, amounts as calculated by reference to a notional principal amount of $10 million on each swap agreement.  The interest rate swaps mature in November 2009 and 2011, respectively.

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

Index

Management believes that the following accounting policies require a higher degree of judgment in making its estimates and, therefore, are critical accounting policies.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability to collect accounts receivable from customers. The Company establishes the allowance based on historical experience, credit risk of specific customers and transactions, and other factors. Management believes that the lack of customer concentration is a significant factor that mitigates the Company’s accounts receivable credit risk. Two customers represented 6% and 2% of consolidated fiscal 2007 sales, respectively, and no other customer comprised as much as 1% of sales. The number of customers and their distribution across the geographic areas served by the Company help to reduce the Company’s credit exposure to a single customer or to economic events that affect a particular geographic region.  At May 31, 2007, and February 28, 2007, the allowance for doubtful accounts totaled $1,250,000 and $1,090,000, respectively. This increase is explained by the Company’s more conservative credit posture in light of a slowdown in the housing market in general and increased reserves for identified credit exposure. Although the Company believes that its allowance for doubtful accounts is adequate, any future condition that would impair the ability of a broad section of the Company’s customer base to make payments on a timely basis may require the Company to record additional allowances.

 Inventories

Inventories consist of HVAC equipment, parts and supplies and are valued at the lower of cost or market value using the moving average cost method. At May 31, 2007, all inventories represented finished goods held for sale. When necessary, the carrying value of obsolete or excess inventory is reduced to estimated net realizable value. The process for evaluating the value of obsolete or excess inventory requires estimates by management concerning future sales levels and the quantities and prices at which such inventory can be sold in the ordinary course of business.

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

Index

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

Interest Rate Derivative Instruments

The Company uses derivative financial instruments to mitigate interest rate risk. Derivative instruments are recorded on the balance sheet at fair value as either assets or liabilities. To date, our designated hedge transactions have been cash-flow hedges. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income or loss and are recognized in current earnings in the period or periods during which the hedged transaction effects current earnings. Amounts excluded from hedge effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged items. We also document our risk-management objectives, strategies for undertaking interest rate hedge transactions and method of assessing hedge effectiveness. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The board of directors approves derivative instruments and the company does not use such instruments for trading or speculative purposes.

Accounting Change

Effective March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and requires expanded disclosure with respect to the uncertainty in income taxes. This Interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.

Index

The Company is subject to U.S. federal income tax and to income tax of multiple state jurisdictions and is subject to tax audits in the various jurisdictions until the respective statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2003. For the majority of states, we are no longer subject to tax examinations for tax years before 2002. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company recorded an accrual for uncertain state income tax positions in the amount of $140,000 based upon the adoption of FIN No. 48 on March 1, 2007.

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

   Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions affecting general business spending,

•	consumer spending,

•	consumer debt levels,

•	prevailing interest rates,

•	seasonal nature of product sales,

•	changing rates of new housing starts,

•	weather conditions,

•	effects of supplier concentration,

•	competitive factors within the HVAC industry,

•	insurance coverage risks,

•	change in control of the company,

•	viability of the Company’s business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on the Company or its business or operations. For additional information identifying some other important factors which may affect the Company’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Securities and Exchange Commission filings, including but not limited to, the discussion included in the Risk Factors section of the Company’s February 28, 2007 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors”.  Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Index

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposure related to changes in interest rates on its bank credit facility, which includes revolving credit and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for borrowings under the facility based on a spread over LIBOR for 30 days to 90 days. At May 31, 2007 the Company had $28.0 million outstanding under its bank credit facility, of which $8.0 million is subject to variable interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $54,000 or $.00 per basic share, net of income tax, on an annual basis. The Company has two interest rate derivative instruments for a notional amount of $10 million each that expire in October 2009 and October 2011. The instruments fix LIBOR at 5.04% and 5.07%, respectively, on the notional amounts.

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

Index

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

Item 1A. – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended February 28, 2007.

Item 4. – Submission of Matters to a Vote of Security Holders

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

Index

(b)	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACR GROUP, INC.

July 16, 2007	/s/ Anthony R. Maresca
Date	Anthony R. Maresca
Senior Vice-President and
Chief Financial Officer